Form 10-K
period 2023-12-31
Pagaya Technologies Ltd.
filed 2024-04-25
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41430

Pagaya Technologies Ltd.
(Exact name of Registrant as specified in its charter)

Israel	87-3083236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Park Ave, 20th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(646) 710-7714
(Registrant's telephone number, including area code)

Securities registered or to be registered, pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, no par value	PGY	The NASDAQ Stock Market LLC
Warrants to purchase Class A Ordinary Shares	PGYWW	The NASDAQ Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒	Accelerated filer	☐ Non-accelerated filer	☒	Emerging growth company
				☐	Small Reporting Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 29, 2024, the registrant had 50,327,721 Class A Ordinary Shares, no par value, outstanding and 12,652,310 Class B Ordinary Shares, no par value, outstanding, and 5,000,000 Series A Preferred Shares, no par value, outstanding. Share amounts on this cover page and throughout this Report have been updated, as appropriate, to reflect the Company’s reverse share split, effective March 8, 2024.

The aggregate market value of the voting Class A Ordinary Shares by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $489,727,847, based on the closing price reported for such date on the NASDAQ. Shares of the registrant’s Class A Ordinary Shares held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

EXPLANATORY NOTE

As previously announced in a press release dated January 16, 2024, Pagaya Technologies Ltd. disclosed its plan to begin voluntarily filing on U.S. domestic issuer forms with the Securities and Exchange Commission beginning with the Company’s earnings release for the fiscal quarter ended March 31, 2024 (the “Q1 2024 earnings release”). The Company is voluntarily filing this Annual Report on Form 10-K in anticipation of beginning to file on U.S. domestic issuer forms beginning with the Q1 2024 earnings release. The Company believes its voluntary filing will further enhance transparency of its business and results and provide consistency and comparability with U.S. public companies, while also increasing the likelihood of its inclusion in U.S. equity indices.

i

INTRODUCTION

In this annual report (this “Annual Report”), references to “we,” “us,” “our,” “our business,” “the Company,” “Pagaya” and similar references refer to Pagaya Technologies Ltd., together with its consolidated subsidiaries as a consolidated entity.
This Annual Report includes other statistical, market and industry data and forecasts which we obtained from publicly available information and independent industry publications and reports that we believe to be reliable sources. These publicly available industry publications and reports generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy or completeness of the information. Additionally, this Annual Report contains estimates, projections and other information concerning our industry and our business, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those discussed under the headings “Special Note Regarding Forward-Looking Statements” and “Item 1A.—Risk Factors” in this Annual Report.

SELECTED DEFINITIONS

“2016 Plan” refers to the 2016 Equity Incentive Plan of Pagaya and Stock Option Sub-Plan for United States Persons thereunder.

“2021 Plan” refers to the 2021 Equity Incentive Plan of Pagaya and the Stock Option Sub-Plan for United States Persons thereunder.

“2021 Credit Facility” refers to a Credit Agreement, dated as of December 23, 2021, by and among Pagaya Technologies Ltd., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as amended.

“2022 Plan” refers to the 2022 Equity Incentive Plan of Pagaya and the Sub-Plan for Israeli Participants thereunder.

“2023 ESPP” refers to the 2023 Employee Stock Purchase Plan of Pagaya.

“ABS” refers to asset-backed securitizations.

“Adjusted EBITDA” means net income (loss) attributable to Pagaya Shareholders, excluding share-based compensation expense, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions, including the EJFA Merger, interest expense, depreciation expense, and provision (and benefit from) for income taxes.

“Adjusted Net Income (Loss)” means net income (loss) attributable to Pagaya Shareholders, excluding share-based compensation expense, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions, including the EJFA Merger.

“AI” or “AI technology” means our proprietary technology, which uses “machine learning” models as a subset of artificial intelligence that go through extensive testing, validation, and governance processes before they can be used or modified. The “machine learning” models require human intervention, testing, and validation; accordingly, the models do not have the ability to self-correct, self-improve, and/or learn over time.

“B. Riley Principal Capital II” refers to B. Riley Principal Capital II, LLC.

“Capital Restructuring” refers to, collectively, the Reclassification, the Preferred Share Conversion and the Stock Split as part of the EJFA Merger.

“CFPB” refers to the Consumer Financial Protection Bureau.

“Class A Ordinary Shares” refers to the Class A ordinary shares, no par value, of Pagaya, following the Capital Restructuring, which carry voting rights of one vote per share of Pagaya.

“Class B Ordinary Shares” refers to the Class B ordinary Shares, no par value, of Pagaya, following the Capital Restructuring, which carry voting rights in the form of 10 votes per share of Pagaya.

“Code” refers to the U.S. Internal Revenue Code of 1986, as amended.

“Companies Law” refers to the Israeli Companies Law, 5759-1999, as amended, and the regulations promulgated thereunder.

“Continental” refers to Continental Stock Transfer & Trust Company, the transfer agent, warrant agent and trustee of Pagaya.

“Credit Agreement” refers to that certain Credit Agreement, dated as of February 2, 2024, by and among Pagaya, as the borrower, Pagaya US Holding Company LLC, as a borrower, the lenders from time to time party thereto and Acquiom Agency Services LLC, as administrative agent.

“Darwin” refers to Darwin Homes, Inc., a Delaware corporation.

“EEA” refers to the European Economic Area.

“Effective Time” refers to the effective time of the EJFA Merger.

“EJF Investor” refers to EJF Debt Opportunities Master Fund, LP, a Delaware limited liability company, an affiliate of EJFA.

“EJF Subscription Agreement” refers to that certain Subscription Agreement, dated as of September 15, 2021, by and between Pagaya and the EJF Investor, providing for the purchase by the EJF Investor at the EJFA Closing of up to 20 million Class A Ordinary Shares at a price per share of $10.00, for an aggregate purchase price of up to $200 million.

“EJFA” refers to EJF Acquisition Corp., a Cayman Islands exempted company.

“EJFA Class A Ordinary Shares” refers to the class A ordinary shares, par value $0.0001 per share, of EJFA.

“EJFA Class B Ordinary Shares” refers to the class B ordinary shares, par value $0.0001 per share, of EJFA.

“EJFA Closing” refers to the consummation of the EJFA Merger.

“EJFA Closing Date” refers to June 22, 2022.

“EJFA IPO” refers to the initial public offering of EJFA, which closed on March 1, 2021.

“EJFA Merger” refers to the merger of EJFA Merger Sub with and into EJFA, as contemplated by the EJFA Merger Agreement.

“EJFA Merger Agreement” refers to that certain Agreement and Plan of Merger, dated as of September 15, 2021, by and among EJFA, Pagaya and Merger Sub.

“EJFA Merger Sub” refers to Rigel Merger Sub Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Pagaya.

“EJFA Merger Sponsor” refers to Wilson Boulevard LLC, a Delaware limited liability company.

“EJFA Private Placement Warrants” refers to the 5,166,667 private placement warrants of EJFA entitling the holder to purchase one EJFA Class A Ordinary Share per warrant.

“EJFA Public Warrants” refers to the 9,583,333 public warrants of EJFA entitling the holder to purchase one EJFA Class A Ordinary Share per warrant.

“EJFA Warrants” refers to the EJFA Private Placement Warrants and the EJFA Public Warrants.

“Equity Financing Purchase Agreement” refers to the Ordinary Shares Purchase Agreement, dated as of August 17, 2022, by and between Pagaya and B. Riley Principal Capital II.

“Equity Financing Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of August 17, 2022, by and between Pagaya and B. Riley Principal Capital II.

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

“FDIC” refers to the Federal Deposit Insurance Corporation.

“Financing Vehicles” refers to (i) funds managed or advised by Pagaya or one of its affiliates, (ii) securitization vehicles sponsored or administered by Pagaya or one of its affiliates and (iii) other similar vehicles.

“Founders” refers to the three founders of Pagaya (including any trusts the beneficiary of which is a founder of Pagaya and to the extent that a founder of Pagaya has the right to vote the shares held by such trust).

“FRB” refers to the U.S. Federal Reserve Board.

“FRLPC” means fee revenue less production costs.

“Guarantors” refers to the guarantors under the Credit Agreement.

“Investment Advisers Act” refers to the U.S. Investment Advisers Act of 1940, as amended, and the rules and regulations promulgated thereunder.

“Investment Company Act” refers to the U.S. Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder.

“Israeli Securities Law” refers to the Israeli Securities Law, 5728-1968, as amended, and the regulations promulgated thereunder.

“ITA” refers to the Israel Tax Authority.

“ITO” refers to the Israeli Income Tax Ordinance [New Version], 5721-1961, and the regulations, rules and orders promulgated thereunder, as amended.

“Nasdaq” refers to The NASDAQ Stock Market LLC.

“Network Volume” refers to the gross dollar amount of assets originated by our Partners with the assistance of our AI technology and, with respect to single-family rental operations, the gross dollar value of services, which may include the value of newly onboarded properties onto our Darwin platform.

“Oak HC/FT” refers to, collectively, Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P.

“OCC” refers to the Office of the Comptroller of the Currency.

“Pagaya” refers to Pagaya Technologies Ltd., together with its consolidated subsidiaries as a consolidated entity, a company organized under the laws of the State of Israel.

“Pagaya Articles” refers to the Articles of Association of Pagaya, dated as of June 22, 2022.

“Pagaya Board” refers to the board of directors of Pagaya.

“Pagaya Class A-1 Preferred Shares” refers to the Class A-1 Preferred Shares, nominal value NIS 0.01 each, of Pagaya, prior to the Capital Restructuring.

“Pagaya Class A Preferred Shares” refers to the Class A Preferred Shares, nominal value NIS 0.01 each, of Pagaya, prior to the Capital Restructuring.

“Pagaya Class B Preferred Shares” refers to the Class B Preferred Shares, nominal value NIS 0.01 each, of Pagaya, prior to the Capital Restructuring.

“Pagaya Class C Preferred Shares” refers to the Class C Preferred Shares, nominal value NIS 0.01 each, of Pagaya, prior to the Capital Restructuring.

“Pagaya Class D Preferred Shares” refers to the Class D Preferred Shares, nominal value NIS 0.01 each, of Pagaya, prior to the Capital Restructuring.

“Pagaya Class E Preferred Shares” refers to the Class E Preferred Shares, nominal value NIS 0.01 each, of Pagaya, prior to the Capital Restructuring.

“Pagaya Option” refers to each outstanding and unexercised option to purchase Pagaya Ordinary Shares issued pursuant to the Pagaya Share Plans, whether or not then vested or fully exercisable.

“Pagaya Ordinary Shares” refers to the ordinary shares, NIS 0.01 each, of Pagaya, prior to the Capital Restructuring, provided, however, that after the Preferred Share Conversion and Reclassification, every reference to Pagaya Ordinary Shares shall be to the Class A Ordinary Shares and Class B Ordinary Shares, collectively.

“Pagaya Preferred Shares” refers to the Pagaya Class A Preferred Shares, Pagaya Class A-1 Preferred Shares, Pagaya Class B Preferred Shares, Pagaya Class C Preferred Shares, Pagaya Class D Preferred Shares and Pagaya Class E Preferred Shares, prior to the Capital Restructuring.

“Pagaya Legacy Share Plans” refers to the 2016 Plan and the 2021 Plan, collectively.

“Pagaya Shareholders” refers, prior to the EJFA Merger, to the shareholders of Pagaya and, now, to the current shareholders of Pagaya.

“Pagaya US” refers to Pagaya US Holding Company LLC.

“Pagaya Voting Agreement” refers to that certain Company Voting Agreement, dated as of September 15, 2021, by and among EJFA and certain of the Pagaya Shareholders.

“Pagaya Warrant” refers to a warrant exercisable for Pagaya Class A Ordinary Share.

“Partners” refers to financial institutions including, among others, banks, peer-to-peer lending networks, online marketplaces, non-bank finance companies, fintechs, financing intermediaries, consumer product companies, brokers, agents and credit unions that have entered into arrangements to benefit from Pagaya’s proprietary technology to assist them in creating and originating credit and other assets that may be acquired by a Financing Vehicle.

“PFIC” refers to a passive foreign investment company.

“PIPE Investment” refers to the investment by the EJF Investor and by those certain other PIPE Investors pursuant to the Subscription Agreements.

“PIPE Investors” refers to the EJF Investor and those certain other investors participating in the PIPE Investment pursuant to the Subscription Agreements.

“Preferred Purchase Agreement” refers to that certain Preferred Shares Purchase Agreement, dated April 14, 2023, by and among Pagaya, Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P.

“Preferred Share Conversion” refers to the conversion of the outstanding Pagaya Preferred Shares into Pagaya Ordinary Shares in accordance with the EJFA Merger Agreement.

“Preferred Transaction” refers to the transaction where we issued and sold Series A Preferred Shares to Oak HC/FT.

“private placement warrants” refers to the outstanding and unexercised warrants to purchase Class A Ordinary Shares issued by private placement, including those issued and exchanged for the EJFA Private Placement Warrants in connection with the EJFA Merger.

“public warrants” refers to the outstanding and unexercised warrants to purchase Class A Ordinary Shares issued to holders of EJFA Public Warrants in connection with the EJFA Merger.

“Reclassification” refers to the reclassification of each Pagaya Ordinary Share that was outstanding immediately following the Preferred Share Conversion (and for the avoidance of doubt, any warrant, right or other security convertible into or exchangeable or exercisable therefor, including each Pagaya Ordinary Share underlying any Pagaya Option), into one Class A Ordinary Share or one Class B Ordinary Share, as applicable, as set forth in the EJFA Merger Agreement.

“Registration Rights Agreement” refers to the Amended and Restated Registration Rights Agreement entered into at EJFA Closing, by and among Pagaya, EJFA, the Sponsor and certain equity holders of Pagaya named therein, replacing EJFA’s and Pagaya’s existing registration rights agreements.

“Reverse Share Split” refers to the 1-to-12 reverse share split that was made effective on March 8, 2024.

“Revolving Credit Facility” refers to the 5-year senior secured revolving credit facility provided for by the Credit Agreement.

“Rule 10b5-1 Plan” refers to an individual share trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in which the individual will contract with a broker to buy or sell shares on a periodic basis.

“SEC” refers to the U.S. Securities and Exchange Commission.

“Securities Act” refers to the U.S. Securities Act of 1933, as amended.
v

“Series A Preferred Shares” refers to the Series A Preferred Shares issued and sold pursuant to the Preferred Purchase Agreement.

“SFR” refers to single-family rental properties and/or business.

“SFR Partners” refers to both the Company’s Financing Vehicles that are SFR property owners and any other property owners that the Company and its subsidiaries, specifically Darwin, partners with for property management and other SFR-related operations.

“Stock Split” refers to the stock split of the Pagaya Ordinary Shares into a number of Pagaya Ordinary Shares calculated in accordance with the terms of the Merger Agreement such that each Pagaya Ordinary Share will have a value of $10.00 per share immediately following the Capital Restructuring on the basis of the Company Value (as defined in the EJFA Merger Agreement) set out in the EJFA Merger Agreement.

“Subscription Agreements” refers to the EJF Subscription Agreement and the other subscription agreements entered into by the PIPE Investors, the form of which is incorporated herein by reference to Exhibit 10.8 of Pagaya’s Registration Statement on Form F-4 filed with the SEC on April 7, 2022.

“SVB” refers to Silicon Valley Bank, now a division of First Citizens Bank & Trust Company.

“SVB Revolving Credit Facility” refers to that certain Senior Secured Revolving Credit Agreement, September 2, 2022, by and among Pagaya, as the borrower, the lenders from time to time party thereto, and SVB, as administrative agent and collateral agent, as amended from time to time.

“Term Loan Facility” refers to the 5-year senior secured term loan facility provided for by the Credit Agreement.

“Treasury Regulations” refers to the regulations promulgated by the U.S. Department of the Treasury pursuant to and in respect of provisions of the Code.

“United States” or “U.S.” refers to the United States of America, including the states, the District of Columbia and its territories and possessions.

“U.S. Dollars” or “$” refers to U.S. dollars.

“U.S. GAAP” refers to the U.S. generally accepted accounting principles.

“U.S. Holder” refers to any beneficial owner of Pagaya securities, that is, for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•	a corporation (including any entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•	a trust if (i) a court within the United States is able to exercise primary supervision over the trust’s administration and one or more U.S. persons have the authority to control all of the trust’s substantial decisions, or (ii) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

“VIE” refers to a variable interest entity.

“VWAP” refers to, on any trading day on or after the EJFA Closing Date, the volume weighted-average of the trading prices of the Class A Ordinary Shares trading during such day on the principal securities exchange or securities market on which Class A Ordinary Shares are then traded or quoted for purchase and sale (as reported by Bloomberg L.P. or, if not reported therein, in another authoritative source selected by Pagaya), except if there occurs any change in the outstanding Class A Ordinary Shares as a result of any reclassification, recapitalization, stock split or combination, exchange or readjustment of shares, or any stock dividend, the VWAP shall be equitably adjusted to reflect such change.

“Warrants” refers to the public warrants and the private placement warrants, collectively.

“Warrant Agreement” refers to the Amended and Restated Warrant Agreement, entered into immediately prior to the Effective Time, by and among EJFA, Pagaya and Continental, as transfer agent.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The Private Securities Litigation Reform Act of 1995, or the PSLRA, provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations.

Pagaya desires to take advantage of the safe harbor provisions of the PSLRA and is including this cautionary statement in connection with this safe harbor legislation. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those implied in those statements. Important factors that could cause such differences include, but are not limited to:

•the ability to implement business plans and other expectations;

•the impact of the continuation of or changes in the short-term and long-term interest rate environment;

•uncertain market or political conditions;

•the availability and cost of capital, including the financing of risk retention investments;
•our ability to service our debt financing and meet associated covenants

•our ability to develop and maintain a diverse and robust funding network;

•the impact of fair value changes in our risk retention investments in our Financing Vehicles;

•our uncertain future prospects and rate of growth due to our relatively limited operating history;

•the performance of our technology to consistently meet return expectations of asset investors in Financing Vehicles;

•our ability to improve, operate and implement our AI technology, including as we expand into new asset classes;

•competition in attracting and onboarding new Partners and raising capital from asset investors through Financing Vehicles given the current limited number of Partners that account for a substantial portion of the total number of the financial products facilitated with the assistance of our AI technology;

•potential difficulties in retaining our current management team and other key employees and independent contractors, including highly-skilled technical experts;

•our estimates of our future financial performance;

•changes in the political, legal and regulatory framework related to AI technology, machine learning; financial institutions and consumer protection;

•the impact of health epidemics, including the ongoing COVID-19 pandemic;

•our ability to realize the potential benefits of past or future acquisitions;

•conditions related to our operations in Israel;

•risks related to data, security and privacy;

•changes to accounting principles and guidelines;

•our ability to develop and maintain effective internal controls;

•the ability to maintain the listing of our securities on Nasdaq;

•the price of our securities has been and may continue to be volatile;

•unexpected costs or expenses;

•future issuances, sales or resales of our Class A Ordinary Shares;

•an active public trading market for our Class A Ordinary Shares may not be sustained; and

•the other matters described in “Item 1A.—Risk Factors.”

We caution you not to rely on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this Annual Report. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs except to the extent required by law. In the event that any forward-looking statement is updated, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements except to the extent required by law. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements, including discussions of significant risk factors, may appear in our public filings with the SEC, which are or will be (as appropriate) accessible at www.sec.gov, and which you are advised to consult.

Market, ranking and industry data used throughout this Annual Report, including statements regarding market size and technology adoption rates, is based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications and other third-party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A.—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

RISK FACTOR SUMMARY

The following is a summary of the principal risks that could significantly and negatively affect our business, prospects, financial conditions, or operating results. For a more complete discussion of the material risks facing our business, see “Item 1A.—Risk
Factors”:

Risks Related to the Operations of Our Business

•We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and it may be difficult to evaluate our future prospects.

•Our revenue and FRLPC growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time. I

•If we fail to effectively manage our growth, our business, financial condition, and results of operations could be adversely affected.

•We have incurred U.S. GAAP net losses, and we may not be able to achieve profitability in the future.

•Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

•Our business, financial condition and results of operations could be adversely affected as a result of an unexpected failure of a vendor, bank or other third party service provider that presents concentration risks to us or our Partners.

•We are heavily dependent on our AI technology. If we are unable to continue to improve our AI technology or if our AI technology does not operate as we expect, contains errors or is otherwise ineffective, we could improperly evaluate products, not be able to process the volume we have historically, and our growth prospects, business, financial condition and results of operations could be adversely affected.

•We rely on our Partners to originate assets with the assistance of our AI technology. Currently, a limited number of Partners account for a substantial portion of our Network Volume—the financial products facilitated with the assistance of our AI technology—and, ultimately, our Revenue. If these Partners were to cease or limit operations with us, our business, financial condition and results of operations could be adversely affected.

•If we are unable to both retain existing Partners and attract and onboard new Partners, our business, financial condition and results of operations could be adversely affected.

•Our ability to raise capital from asset investors is vital to our ability to offer products to Partners.

•A reduction in fee revenues earned from Financing Vehicles could have an adverse effect on our results of operations.

•Our AI technology has not yet been extensively tested during different economic conditions, including down-cycles.

•A significant portion of our current revenues are derived from Financing Vehicles that acquire consumer credit assets and related financial products, and as a result, we are particularly susceptible to fluctuations in consumer credit activity and the capital markets.

•If our estimates, judgments or assumptions relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

•We are subject to risks related to our dependency on our Founders, key personnel, employees and independent contractors, including highly-skilled technical experts, as well as attracting, retaining and developing human capital in a highly competitive market.

•The funding component of our business related to the Financing Vehicles is highly competitive.

•We have and may need to continue to raise additional funds in the future, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business.

•We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We may not be able to realize the potential benefits of any such future business investments or acquisitions, and we may not be able to successfully integrate an acquisition, which could hurt our ability to grow our business.

Risks Related to Technology, Intellectual Property and Data

•Regulators may assert, and courts may conclude, that certain uses of AI technology leads to unintentional bias or discrimination.

•Our proprietary AI technology relies in part on the use of our Partners’ borrower data and third-party data, and if we lose the ability to use such data, or if such data contains gaps or inaccuracies, our business could be adversely affected.

•Cyberattacks, security breaches or similar compromise of our information technology systems, or those of third parties upon which we rely, or our data could adversely impact our brand and reputation and our business, operating results and financial condition.

•Our Financing Vehicles rely on third-party service providers for a substantial portion of our business activities and for Financing Vehicles, and any disruption of service experienced by such third-party service providers or our failure to manage and maintain existing relationships or identify other high-quality, third-party service providers could harm our reputation, business, results of operations and growth prospects.

Risks Related to our Single Family Rental (“SFR”) Operations

•If we fail to continuously innovate, improve and expand the technology we use in our SFR operations, including Darwin’s property management platform, our business, financial condition and results of operations could be negatively impacted.

•The SFR market is highly competitive, and we may be unable to compete successfully against our existing and future competitors.

•The success of our SFR operations depends on general economic conditions, the health of the U.S. real estate industry generally, and risks generally incident to the ownership and leasing of single-family rental real estate, and our SFR operations may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends, and volatility in the single-family rental real estate lease market.

•We are subject to payment-related and leasing fraud from tenants and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions.

•Our SFR Partners face significant competition in the leasing market for quality residents, which may limit the ability to lease our single-family homes on favorable terms.

•Compliance with governmental laws, regulations, and covenants that are applicable to our SFR Partners’ properties or that may be passed in the future, including affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to manage customer properties and could adversely affect our growth strategy.

Risks Related to Our Legal and Regulatory Environment

•Litigation, regulatory actions, consumer complaints and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

•If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements, our activities may be restricted, and our ability to conduct business could be materially adversely affected.

•If obligations by one or more Partners that benefit from our network were subject to successful challenge that the Partner was not the “true lender,” such obligations may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business, financial condition and results of operations.

•The CFPB has at times taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new government agency could adversely affect our business, financial condition and results of operations.

x

PART I

Item 1. Business

History and Development of the Company

Pagaya Technologies Ltd. was incorporated on March 20, 2016 and is organized under the laws of the State of Israel. We are registered with the Israeli Registrar of Companies, registration number 51-542127-9. On January 16, 2024, Pagaya announced its plans to relocate its corporate headquarters to its current New York City office, which became effective in February 2024. The U.S. is where we conduct our business, generate the majority of our revenue, and where all of our Partners and SFR Partners are domiciled. The mailing address of our principal executive office is 90 Park Ave, New York, NY 10016, telephone number +1 646-710-7714. Our office in Tel-Aviv, Israel is Azrieli Sarona Bldg, 54th Floor, 121 Derech Menachem Begin, Tel-Aviv, 6701203, Israel, telephone number +972 (3) 715 0920.

Pagaya was founded with the goal of improving upon legacy underwriting practices in the United States through the use of artificial intelligence (“AI”)-powered technology and data science. We have built and continue to enhance a network connecting financial institutions, their customers and investors, which is designed to facilitate greater access to financial products and services for consumers. Our business began in personal loans and has expanded to auto loans, point-of-sale and single-family rental (“SFR”).

Our website address is www.pagaya.com. Material information is disclosed on our website in the “Investor Relations” section. Accordingly, the investment community, including investors, prospective investors, and sell-side analysts, can monitor such sections of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. We have included our website address in this Annual Report solely for informational purposes. Our SEC filings are available on the SEC’s website at http://www.sec.gov. This site contains reports and other information regarding issuers that file electronically with the SEC. The information on that website is not part of this annual report and is not incorporated by reference herein.

Recent Developments

EJFA Merger

On June 22, 2022 (the “EJFA Closing Date”), Pagaya consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of September 15, 2021 (the “EJFA Merger Agreement”), by and among EJF Acquisition Corp., a Cayman Islands exempted company (“EJFA”), Pagaya and Rigel EJFA Merger Sub (“EJFA Merger Sub”), a Cayman Islands exempted company and wholly-owned subsidiary of Pagaya. As contemplated by the EJFA Merger Agreement, EJFA Merger Sub merged with and into EJFA (the “EJFA Merger”), with EJFA surviving the EJFA Merger as a wholly-owned subsidiary of Pagaya. As a result of the EJFA Merger, and upon consummation of the EJFA Merger and the other transactions contemplated by the EJFA Merger Agreement, the shareholders of EJFA became shareholders of Pagaya.

On the EJFA Closing Date, the following transactions occurred pursuant to the terms of the EJFA Merger Agreement:

•(i) immediately prior to the effective time of the EJFA Merger (the “Effective Time”), each Pagaya Preferred Share was converted into Pagaya Ordinary Shares in accordance with Pagaya’s organizational documents, (ii) immediately following the conversion of the outstanding Pagaya Preferred Shares into Pagaya Ordinary Shares in accordance with the EJFA Merger Agreement (the “Preferred Share Conversion”) but prior to the Effective Time, Pagaya adopted Articles of Association (the “Pagaya Articles”), (iii) immediately following such adoption but prior to the Effective Time, Pagaya effected a share split, with the three founders of Pagaya (including any trusts the beneficiary of which is a founder of Pagaya and to the extent that a founder of Pagaya has the right to vote the shares held by such trust) (the “Founders”) each receiving Class B Ordinary Shares, which carry voting rights in the form of 10 votes per share of Pagaya, and the other shareholders of Pagaya receiving Class A Ordinary Shares, which are economically equivalent to the Class B Ordinary Shares and carry voting rights in the form of one vote per share of Pagaya, in accordance with Pagaya’s organizational documents (the “Share Split”);

•at the Effective Time, EJFA Merger Sub merged with and into EJFA, with EJFA continuing as the surviving company after the EJFA Merger (the “Surviving Company”), and, as a result of the EJFA Merger, the Surviving Company became a direct, wholly-owned subsidiary of Pagaya; and

•at the Effective Time, (i) each EJFA Class B Ordinary Share issued and outstanding immediately prior to the Effective Time other than all shares of EJFA held by EJFA, EJFA Merger Sub or Pagaya or any of its subsidiaries at that time, was no longer outstanding and was converted into the right of the holder thereof to receive one Class A Ordinary Share after giving effect to the reclassification of each Pagaya Ordinary Share as set forth in the EJFA Merger Agreement (the “Reclassification”), the Preferred Share Conversion and the Stock Split (together, the “Capital Restructuring”), (ii) each EJFA Class A Ordinary Share issued and outstanding immediately prior to the Effective Time other than all shares of EJFA held by EJFA, EJFA Merger Sub or Pagaya or any of its subsidiaries at that time was no longer outstanding and was converted into the right of the holder thereof to receive one Class A Ordinary Share after giving effect to the Capital Restructuring, and (iii) each issued and outstanding EJFA Warrant was automatically and irrevocably assumed by Pagaya and converted into a Pagaya Warrant

On the EJFA Closing Date, immediately following the EJFA Merger, the Surviving Company merged (the “Second Merger”) with and into Rigel Merger Sub II, Ltd., a Cayman Islands exempted company and wholly-owned subsidiary of Pagaya (“Merger Sub II”), with Merger Sub II continuing as the surviving company after the Second Merger.

On September 15, 2021, concurrently with the execution of the EJFA Merger Agreement, Pagaya and the EJF Investor entered into the EJF Subscription Agreement, and Pagaya subsequently entered into the Subscription Agreements with certain other investors. Pursuant to the Subscription Agreements, the investors agreed to purchase, and Pagaya agreed to sell to the investors, an aggregate of 2.9 million Class A Ordinary Shares, at a purchase price of $120 per share and an aggregate purchase price of $350 million, on the terms and subject to the conditions set forth in the Subscription Agreements. The Subscription Agreements contained customary representations and warranties of Pagaya, on the one hand, and the investors, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the EJFA Merger Agreement. The PIPE Investment closed immediately prior to the Effective Time.

On June 23, 2022, our Class A Ordinary Shares and public warrants began trading on Nasdaq under the symbols “PGY” and “PGYWW,” respectively.

The Committed Equity Financing

On August 17, 2022, we entered into the Equity Financing Purchase Agreement and the Equity Financing Registration Rights Agreement with B. Riley Principal Capital II. Pursuant to the Equity Financing Purchase Agreement, we have the right to sell to B. Riley Principal Capital II, up to $300 million of our Class A Ordinary Shares, subject to certain limitations and conditions set forth in the Equity Financing Purchase Agreement, from time to time during the 24-month term of the Equity Financing Purchase Agreement. Sales of our Class A Ordinary Shares pursuant to the Equity Financing Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley Principal Capital II under the Equity Financing Purchase Agreement.

The per share purchase price for the shares of Class A Ordinary Shares that we elect to sell to B. Riley Principal Capital II pursuant to the Equity Financing Purchase Agreement, if any, will be determined by reference to the volume weighted average price of our Class A Ordinary Shares (the “VWAP”) as defined within the Equity Financing Purchase Agreement, less a fixed 3% discount to the VWAP for such Purchase Valuation Period (as defined in the Equity Financing Purchase Agreement). We cannot issue to B. Riley Principal Capital II more than 3,344,967 shares of Class A Ordinary Shares, which number of shares was approximately 9% of outstanding Class A Ordinary Shares immediately prior to the execution of the Equity Financing Purchase Agreement.

The net proceeds under the Equity Financing Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of our stock to B. Riley Principal Capital II. See “Item 1A.—Risk Factors—Sales of our securities, or the perception of such sales, by us or holders of our securities in the public market or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities, and issuances under additional registration statements would dilute the interest of our shareholders and likely present other risks.”

As consideration for B. Riley Principal Capital II’s commitment to purchase shares of Class A Ordinary Shares at our direction upon the terms and subject to the conditions set forth in the Equity Financing Purchase Agreement, upon execution of the Equity Financing Purchase Agreement, we issued 3,878 shares of Class A Ordinary Shares to B. Riley Principal Capital II. Expense of $1 million related to these shares was recognized within Other Income (Loss), Net in our consolidated statements of operations. During the year ended December 31, 2023, approximately 1.6 million shares were issued under the Equity Financing Purchase Agreement for net proceeds of $27.2 million.

The Equity Financing Purchase Agreement and the Equity Financing Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The foregoing descriptions of the Equity

Financing Purchase Agreement and the Equity Financing Registration Rights Agreement do not purport to be complete and are qualified in their entirety by the full text of such agreements, which are incorporated herein by reference to Exhibits 10.8 and 4.7, respectively, to this Annual Report.

Note that all share counts described herein are adjusted for the Reverse Share Split.

Acquisition of Darwin Homes, Inc.

On January 5, 2023, we consummated an acquisition pursuant to the certain Merger Agreement (the “Darwin Merger Agreement”), dated as of November 15, 2022, by and among Pagaya, Darwin Homes, Inc., a Delaware corporation (“Darwin”), DH Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Pagaya (“Darwin Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company, acting solely in its capacity as the representative, agent and attorney-in-fact of the stockholders of Darwin. On January 5, 2023, the following transactions occurred pursuant to the terms and conditions of the Darwin Merger Agreement:

•at the effective time of the merger (the “Darwin Effective Time”), Darwin Merger Sub merged with and into Darwin (the “Darwin Merger”), with Darwin continuing as the surviving company after the Darwin Merger (“Darwin Surviving Company”), and, as a result of the Darwin Merger, the Darwin Surviving Company became a direct, wholly owned subsidiary of Pagaya; and

•at the Darwin Effective Time, preferred shares of Darwin’s capital stock (“Darwin Shares”) issued and outstanding prior to the Darwin Effective Time (other than any Darwin Shares that were (i) subject to options or warrants, (ii) held in Darwin’s treasury or owned by Pagaya, Darwin Merger Sub or Darwin immediately prior to the Darwin Effective Time or (iii) held by the equityholders of Darwin (the “Darwin Equityholders”) who perfected and did not withdraw a demand for appraisal rights pursuant to the applicable provisions of Delaware General Corporation Law), were cancelled and automatically converted into the right to receive Pagaya’s Class A Ordinary Shares, no par value (the “Class A Ordinary Shares”) such that, following the Darwin Effective Time, Pagaya issued approximately 18 million Class A Ordinary Shares (since adjusted to 1.5 million Class A Ordinary Shares to reflect the Reverse Share Split) to the Darwin Equityholders.

Reduction in Workforce

On January 18, 2023, we announced a reduction in workforce of approximately 20% of employees across our Israel and U.S. offices, as compared to our headcount as of December 31, 2022. This reduction in workforce enabled us to streamline our operations in the current market environment to achieve our near-to-medium term growth priorities. The affected employees were notified on or before January 17, 2023, and all actions associated with the reduction were substantially completed in the first quarter of 2023. Combined with a substantially smaller reduction in workforce in May 2023, we were able to achieve an approximately $30 million of annualized cost savings. We incurred a severance-related charge of approximately $3.8 million, consisting primarily of one-time separation payments, in the first and second quarters of 2023.

Amended Letter Agreement

Pursuant to the Letter Agreement, dated June 1, 2020, we agreed to provide Radiance Star Pte. Ltd. (“Radiance”), an affiliate of GIC Private Limited, the right to purchase up to a certain amount of qualified securities in certain offerings by us and to provide Radiance with notice of any fund offerings or securitization offerings. On March 19, 2023, we and Radiance agreed to extend the term of this letter agreement by three years (the “Amended Letter Agreement”) to June 1, 2028 on the same terms and amount, including the issuance of 220,000 warrants to purchase the Class A Ordinary Shares at an exercise price of $0.12 that vest annually if certain investment thresholds by Radiance are met. There were no other material changes to the existing terms of the letter agreement.

Series A Preferred Shares Purchase Agreement

On April 14, 2023 we entered into the Preferred Purchase Agreement with Oak HC/FT pursuant to which we agreed, subject to Shareholder Approval (which was later provided, see below), to issue and sell to Oak HC/FT an aggregate of 5,000,000 Series A Preferred Shares, no par value, at a price of $15 per share (subject to applicable adjustment as provided in the our amended Articles of Association), for an aggregate purchase price of $75 million. In addition, we obtained approval for certain amended and restated Articles of Association of Pagaya, and the Series A Preferred Shares have the rights and preferences as set forth in our amended and restated Articles of Association. Pursuant to these amended Articles of Association, there are 6,666,666 authorized Series A Preferred Shares and we may issue and sell the balance of the authorized but unissued Series A Preferred Shares from time to time in the future.

Oak HC/FT held approximately 12% of the Class A Ordinary Shares and approximately 3% of the voting power of Pagaya as of the date of the Preferred Purchase Agreement. Mr. Dan Petrozzo, a member of our board of directors and the Audit Committee of the Pagaya Board, was a partner at Oak until December 31, 2023. Following their review of applicable considerations pursuant to our policies and applicable Israeli law, the disinterested members of the Audit Committee and of the Pagaya Board approved the Preferred Purchase Agreement and the exhibits, schedules and ancillary documents thereto, and the Pagaya Board recommended to our shareholders to adopt the amended Articles of Association and approve the Preferred Transaction and the matters contemplated thereby. As required by the Preferred Purchase Agreement and Israeli law, a meeting of shareholders was held on May 24, 2023 and the Preferred Transaction was completed the following day.

In connection with the execution of the Preferred Purchase Agreement, Gal Krubiner, Avital Pardo and Yahav Yulzari, our three founders, entered into a voting agreement with the Company, pursuant to which the founders agreed to vote at a meeting of the shareholders (i) in favor of (a) the adoption of the amended and restated Articles of Association and (b) any other matter reasonably necessary to the consummation of the Preferred Transaction and considered and voted upon by our shareholders, and (ii) against any action, proposal, transaction or agreement that could reasonably be expected to impede, interfere with, delay, discourage, adversely affect or inhibit the timely consummation of the Preferred Transaction.

The foregoing does not purport to be a complete description of the rights and obligations of the parties to the Preferred Purchase Agreement and is qualified in its entirety by reference to the Preferred Purchase Agreement, a copy of which is attached as Exhibit 10.16 to our Annual Report on Form 10-K. The foregoing description of the terms pertaining to the Series A Preferred Shares is not complete and is qualified in its entirety by reference to the Amended and Restated Articles of Association, a copy of which is attached as an exhibit to the Preferred Purchase Agreement. The foregoing description of the voting agreement is not complete and is qualified in its entirety by reference to the voting agreement, a copy of which is attached as Exhibit 4.8 to our Annual Report on Form 20-F. Also, see the Form 6-K filed with the SEC on April 20, 2023.

Employee Stock Purchase Plan

On September 13, 2023, our shareholders approved the implementation of an Employee Stock Purchase Plan (“ESPP”) for Pagaya employees. The ESPP provides a means by which eligible employees of the Company are given purchase rights to buy a fixed amount of Ordinary Shares at a discounted price of 85% of those shares based on their fair market value on the lower of either the Offering Date (as defined in the ESPP) or the applicable Purchase Date (as defined in the ESPP). Our first enrollment period took place in January and February 2024, and the first purchase period is scheduled for August 2024. A full copy of the ESPP is attached to the Form 6-K filed with the SEC on September 13, 2023.

Changes in Officers and Directors

The Company had three changes to its Office Holders during 2023, with new hires replacing certain former Office Holders. In May 2023, Eric Watson was hired and appointed Chief Legal Officer. In October 2023, Sanjiv Das was hired and named the new President of the Company. In November 2023, Evangelos Perros was promoted to serve as Interim Chief Financial Officer and, in February 2024, Mr. Perros was appointed Chief Financial Officer.

With regard to Directors, on September 13, 2023, the Company’s shareholders approved the election of Juan Pujadas as a Class I Director, replacing Kevin Stein. On November 1, 2023, Mr. Pujadas notified the Company of his resignation, which he advised was due to personal reasons and not a result of any disagreement with the Company on any matter related to the operations or practices of the Company. On November 14, 2023, Pagaya’s Board appointed Nicole Torraco to serve as an independent Class I director of the Company to fill that vacancy. On April 8, 2024, Amy Pressman notified the Company of her resignation, which she advised was due to personal reasons and not a result of any disagreement with the Company. On April 8, 2024, Pagaya’s Board appointed Tami Rosen to serve as a Class II director of the Company to fill that vacancy.

Revolving Credit Facility Amendment

On November 7, 2023, we entered into an amendment to our Senior Secured Revolving Credit Agreement by and among Pagaya, as the borrower, the lenders from time to time party thereto, and Silicon Valley Bank, now a division of First Citizens Bank & Trust Company (“SVB”), as administrative agent and collateral agent, originally entered into on September 2, 2022 (the “SVB Revolving Credit Facility”). This amendment did not alter the credit facility amount, maturity, or participating lenders. The Amendment was limited, in material respects, to (i) adding Pagaya US Holdings Company LLC, a wholly-owned subsidiary of the Company, as a co-borrower, (ii) revising the customary negative covenants to provide more flexibility to the Company and our consolidated subsidiaries to incur indebtedness, grant liens, and make certain investments; and (iii) changing one of our financial maintenance covenants to use Adjusted EBITDA as the relevant metric, rather than Total Revenue. Ultimately, this facility was repaid, terminated, and replaced by the Credit Agreement (as defined below) on February 2, 2024.

Election to File as a U.S. Domestic Issuer and Headquarters Change

On January 16, 2024, the Company announced several initiatives to enhance the marketability of its stock and provide increased disclosure and transparency of its business and performance. First, the Company relocated its corporate headquarters to New York City. Second, the Company is electing to voluntarily file on U.S. domestic issuer forms with the SEC. Third, the Company announced its plan to effect a reverse share split, which became effective on March 8, 2024, as described below and throughout this Form 10-K.

Term Loan Facility and New Revolving Credit Facility

On February 2, 2024, the Company entered into that certain Credit Agreement (the “Credit Agreement”) by and among the Company, as a borrower, Pagaya US Holding Company LLC (“Pagaya US”), as a borrower, the lenders from time to time party thereto and Acquiom Agency Services LLC, as administrative agent, which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million. The lenders include funds and accounts managed by BlackRock U.S. Private Capital, UBS O’Connor, JPMorgan Chase, Valley Bank, and Israel Discount Bank.

The Facilities replace the SVB Revolving Credit Facility. In addition to replacing the SVB Revolving Credit Facility, proceeds of borrowings under the Facilities may be used for general corporate purposes of the Company and its subsidiaries.

The Company may voluntarily prepay borrowings under the Facilities at any time and from time to time subject to, in regards to voluntary prepayments and certain mandatory prepayments of the Term Loan Facility, a 3.00% fee if paid prior to the first anniversary of the Term Loan Facility, 2.00% if paid after the first anniversary but prior to the second anniversary, 1.00% if after the second anniversary but prior to the third anniversary, and 0.50% if after the third anniversary but prior to the fourth anniversary. In each case, prepayments of the Facilities may be subject to the payment of “breakage” costs.

The Facilities contain certain customary mandatory prepayment events, including requirements to prepay the Term Loan Facility with excess cash flow and with the net cash proceeds from certain asset dispositions and casualty events, subject to customary reinvestment rights and other exceptions.

No amortization payments are required to be made in respect of borrowings under the Revolving Credit Facility. Amortization payments are required to be made in respect of the term loans under the Term Loan Facility in amount of 1.25% per quarter of the original principal amount of the term loans under the Term Loan Facility.

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% and (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s material, wholly-owned subsidiaries (collectively, the “Guarantors”) and are secured by a first priority lien on substantially all assets of the Company and the Guarantors, subject to certain customary exceptions.

The Credit Agreement contains customary negative covenants, which include, among other things, limitations on the ability of the Company and its consolidated subsidiaries to incur indebtedness, grant liens, engage in certain fundamental changes, make certain dispositions and investments, enter into sale and leaseback transactions, and make restricted payments and other distributions. The Credit Agreement contains certain financial covenants customary for a credit facility of this type, which include, among other things, a maximum first lien leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible book value ratio. The Credit Agreement also contains affirmative covenants customary for a credit facility of its type, including customary reporting covenants.

The Credit Agreement includes events of default related to, among other things, failure to pay amounts due under the Credit Agreement, breaches of representations, warranties or covenants, defaults under other material

The foregoing description of the Credit Agreement is qualified in its entirety by reference to the full and complete terms thereof, which are attached as Exhibit 10.7 of this Report.

Reverse Share Split

On March 4, 2024, following approval by both the Pagaya Board and the Company’s shareholders, Pagaya announced that the Pagaya Board determined to implement a reverse share split of all of the Company’s ordinary and preferred shares, without par value, at a ratio of 1-for-12. The reverse share split was made effective on March 8, 2024. All other outstanding securities, including warrants and options (and the number of shares underlying those securities) were also proportionately adjusted. The Company’s Articles of Association were amended and restated to reflect the reverse share split.

Ordinary Share Offering

On March 13, 2024, the Company priced an offering of 7,500,000 of its Class A Ordinary Shares, no par value, pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and Jefferies LLC as representatives of the several underwriters, which is attached as Exhibit 10.24 of this Report. The proceeds from the offer and sale of the securities are approximately $90.0 million, after deducting the underwriting discount and fees and offering expenses payable by the Company.

Evolving War in Israel

On October 7, 2023, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel, including in areas where our employees and independent contractors are located. As a result of such attack, on October 8, 2023, Israel officially declared war. Israel’s military response has included, among other things, calling on a large number of army reservists, including approximately 15% of Pagaya employees based in Israel as of October 2023. Since that time, almost all of our employees have returned to work in some capacity, though some remain engaged periodically in the reserves.

Although the Company’s business operations have not been materially impacted due to this evolving conflict as of the date of this Report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of this conflict. Pagaya’s technology infrastructure, including its data, cloud and platform, are located in the United States, with backup systems in place. Pagaya has experienced no disruption as of the date of this Report, either from its lending partners or investors.

Capital Expenditures
For a description of our principal capital expenditures and divestitures for the three years ended December 31, 2023 and for those currently in progress, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Business Overview

Our Business

Pagaya’s mission is to deliver more financial opportunity to more people, more often. We believe our mission will be accomplished by becoming the trusted lending technology partner for the consumer finance ecosystem, with an expansive product suite that serves lenders and institutional investors (the fee-generating side of our business), fueled by effective and efficient capital and risk management (the capital efficiency side of our business). Both sides of our business work together harmoniously to meet the complex needs of leading financial institutions, enabling increased access to credit for consumers.

We are a product-focused technology company that deploys sophisticated data science and proprietary, AI-powered technology to enable better outcomes for financial institutions, their existing and potential customers, and institutional or sophisticated investors.

Since our inception, we have been focused on developing and expanding our flagship lending product - our second-stage reevaluation program. This product, which enables lenders to improve customer acquisition and monetization, is seamlessly (and uniquely) integrated via API to Partners’ loan origination systems and is backed by our proprietary, AI-powered technology. We measure the assets originated by Partners with the assistance of Pagaya’s proprietary technology as Network Volume, a key performance indicator for our business. For more information regarding Network Volume, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metric” included elsewhere in this Annual Report.

As of December 31, 2023, more than 25 Partners were integrated in our network through the use of our API, including U.S.Bank, Westlake, and a top 5 auto captive. Partners utilize our proprietary technology and data network to extend financial products, such as personal or auto loans, to their customers.

We have built and continue to scale our proprietary, AI-powered technology and data network. Since inception, our network has processed more than $1.8 trillion in loan applications across our consumer credit asset classes. Our data engine includes data from Partner loan applications as well as real-time information from other sources such as credit rating agencies. As of the date of this Annual Report, our network processes more than one application per second. We believe that this combination of high application volume, speed of processing and variety of data enables us to enhance the accuracy and predictive power of our AI technology and rapidly adjust to evolving market conditions and consumer trends. In addition, we believe we are able to measure risk and predict behavior on a more accurate and equitable basis than legacy approaches, and our proprietary, AI-powered technology continuously improves as more data flows through our network.

The scale we have achieved in the consumer credit market has created a large data pool that enables our proprietary, AI-powered technology to provide insights on evolving consumer behavioral, demographic and economic trends. We also leverage our data engine to select, acquire and operate single-family rental homes on behalf of institutional investors. While our SFR business is in early stages, we believe there is significant potential to capture market share in the SFR industry with a tech-first solution and generate attractive risk-adjusted returns for investors.

We have achieved significant scale to date as measured by the number of loan applications that have been processed through our network since our inception. As of December 31, 2023, our network connects more than 25 Partners and SFR Partners to hundreds of investors across five asset classes, which has resulted in the generation of approximately $8.3 billion in Network Volume for the year ended December 31, 2023, which represents greater than five times as compared to our Network Volume for the year ended December 31, 2020 of $1.6 billion. We believe that the speed of such growth is a function of structural scale advantages embedded in our business model. We develop API connections with each Partner to integrate with their established systems, requiring limited upfront investment by our Partners and results in minimal latency in the processing of application volume by our AI technology.

Investors can invest in funds and securitization vehicles managed, sponsored and/or administered by Pagaya (together, “Financing Vehicles”). These funds and vehicles offer financial instruments based on underlying assets that have been originated by Partners through our network with the assistance of our AI technology. Investors in our Financing Vehicles range from large institutional investors, such as pension funds, sovereign wealth funds, and asset management firms, to high net worth individuals and family offices. We believe these investors benefit from the diversity of investment opportunities offered through our network, which include different classes of consumer credit and real estate assets originated by multiple financial institutions with the assistance of our AI technology. Certain investors who invest in our Financing Vehicles are related parties and agreements with such related parties are described in “Certain Relationships and Related Person Transactions” included elsewhere in this Annual Report.

For information on how we earn revenue, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue” included elsewhere in this Annual Report.

For geographical revenue, see Note 19 to our consolidated financial statements included elsewhere in this Annual Report.

Industry Overview

Siloed Data and Technology Infrastructure Hinder Financial Services Providers
We believe that legacy systems create inefficient outcomes for financial services providers and their customers. Consumers desire convenient access to a broad array of financial products, yet many are locked out of access to the financial ecosystem as a product of the limitation of legacy methods of customer credit evaluation. Financial services providers are primarily reliant on their own data history and experience coupled with traditional lagging methodologies for creditworthiness.

For example, the FICO score, which was invented in 1989, is used by over 90% of financial services providers. While a FICO score is rarely used in isolation, many credit evaluation methods are similarly rules-based systems with limited inputs.

Lenders’ Tech Investment Prioritizes Brand and User Experience Over Decision-Making and Automation
While financial services providers invest in the development and growth of their businesses, there are a number of competing priorities for the use of these investment dollars. Financial services providers are typically consumer-facing businesses. For this reason, investments in brand and user experience are often prioritized over investments in improvements in underwriting, credit decision-making and automation.

Investment in Automation
As banking becomes more open, financial services providers are seeking to leverage transaction data to improve verification of consumer assets, income, employment, identity and credit history. In addition, financial services providers are investing in technology to help them harness this data to drive automated workflows that reduce the number of manual tasks. We believe that a digital-only experience is increasingly required to engage with customers and that our product allows our Partners to provide this desired experience to their customers.

Our Product Focus

Building off our early success in the personal loan market, we made significant investments in technology and infrastructure over the last few years to expand our product to new markets, such as auto and point of sale. We expect that this diversification will continue in 2024 as we expand our product ecosystem to new lenders across markets.

We believe that the continuous flow of real-time data through our network from our connectivity to more than 25 U.S. lending partners enables enhanced insights on changing economic, demographic and consumer behavioral trends across the United States.

We believe our access to this large and growing pool of data points enables our AI technology and data science to improve upon traditional credit metrics and rules-based underwriting approaches, which are based on a limited number of variables. We believe we benefit, as is typically characteristic of AI and machine learning, from a flywheel effect: incremental training data points—from new applications, new Partners and asset classes—enable enhanced intelligence, which can drive better results for our Partners and investors, which can lead to increased application volume from existing Partners as well from the addition of new Partners as we strengthen our value proposition. Our AI technology is designed to identify attractive risk-reward opportunities for investors in our Financing Vehicles, by pricing risk more efficiently than traditional methods.

The Pagaya network is designed to offer streamlined integration with Partners, via modern APIs. Once connected, our network provides an automated solution for transactions, whereby Partners’ customer applications are processed with minimal latency.

We believe that the growth in our Network Volume demonstrates our ability to scale quickly, as our network generated approximately $8.3 billion in Network Volume in the year ending December 31, 2023, as compared to approximately $1.6 billion in Network Volume in the year ending December 31, 2020.

Our Growth Strategies

Expand our product to new, enterprise-level lenders
The investments we made over the past few years to create an enterprise-grade lending product began to bear fruit in 2022, with the additions of two large banks, a global buy-now-pay-later provider and three of the country’s leading auto lenders. Capitalizing on this momentum, we expect to advance our deep funnel pipeline to meet our target of 2-4 large partner additions in 2024. We currently have approximately 15 opportunities that are in the later stages of our pipeline (expected onboarding timeframe of 12-24 months), with a focus on large banks and auto captives. We believe that the addition of each enterprise-level lender could represent an opportunity to connect to millions of new customers and expand across multiple products and markets.

Deepen Existing Partnerships and enhance network monetization

Higher customer conversion from our flagship product has unlocked opportunities to help our lending partners further monetize their customer relationships, enhance customer lifetime value and remain their customers’ lender of choice. This creates new monetization opportunities for Pagaya. As we continue to demonstrate our value-add, we will work closely with newer partners to elevate existing economic arrangements to the levels we have with our more mature partners. As of December 31, 2023, approximately 40% of our lending partnerships were generating FRLPC from both our lending and investor products, while the remaining ~60% were only generating FRLPC from our investor product, representing upside for future FRLPC margin improvement as we continue to improve monetization across our lending network.

Build out the roadmap to expand our product ecosystem
Our recent integrations with large U.S. lenders are deepening our understanding of how these institutions can leverage technology to elevate their customer relationships. We are actively developing new products, such as pre-screen online programs, that allow our partners to reward their existing customers with additional credit opportunities. We believe the continued development of our product roadmap can improve partner economics and diversify our revenue streams over time.

Drive capital efficiency and profitable growth
We expect to execute a financial strategy that will focus on network monetization, disciplined cost management and an efficient funding and capital allocation plan to optimize net cash flows as we fund new network volume.

Our Team

Our people are a key reason for our success and are essential for our continued growth. Our team-oriented approach, entrepreneurial culture and overall growth trajectory, together with our competitive compensation and benefits, enable us to successfully retain our employees and to effectively recruit new talent aligned with our vision. As of December 31, 2023, we had a total of 712 “Pagayans,” or team members, including 142 full-time Darwin employees, across the globe. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We are deeply committed to diversity, inclusion and belonging. Our core goals in this area include becoming an equitable employer of the future, creating an open and equitable consumer banking ecosystem and demonstrating social impact and community investment. To achieve these goals, we cultivate diverse talent pipelines and partner with organizations committed to promoting racial equity and greater accessibility in the financial services ecosystem.

Our Competition

We compete with a variety of technology companies that seek to help financial services providers with the digital transformation of their businesses, particularly with respect to all-digital lending. We also compete with various “second-look” financing providers that offer lenders revenue when they approve applications that had otherwise been turned down. These second-look financing providers operate across markets in which we currently operate or plan to operate in the future.

In sourcing asset investors, we compete with asset originators that utilize capital markets for financing. This includes other fintech lenders and asset management firms in the asset-backed security, structured products, and private funds. We may also face competition from other financial institutions, such as banks, investment funds and credit unions, which provide their balance sheet as a source for funding assets.

In our real estate business, we compete with companies that invest in single-family rental properties, including those that rely on the capital markets for financing. We also face competition from real estate technology companies and traditional real estate management firms, as well as traditional real estate brokerage firms and agents, some of which operate nationally and others that are limited to a specific region or regions.

We believe the following competitive factors are key strengths of our business:

•A scalable product with significant growth potential and success to date, with expansion to 25+ U.S. lenders
•Upfront funding model for loans generated with the assistance of our AI technology that supports optimization of investor returns
•Vast dataset on U.S. consumer behavior, economic and demographic trends
•Real-time processing with API-based integration and minimal latency for Partners and their customers
•Seamless experience for our Partners’ customers
•Strong Partner relationships with 100% historical retention since inception
•Deep, well-established relationships with large institutional investors
•Streamlined, tech-enabled access to multiple markets
•Lean/nimble organization without the bureaucracy of larger financial institutions

•Culture of growth and innovation

Intellectual Property

Our proprietary, developed technology, which includes deep learning methodologies, our assembled workforce, partner relationships, trade names, data asset, unpatented trade secrets, pending trademarks and domain names are key to our success.

We rely on trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of pending and registered trademarks to protect our brand. In addition, we require our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property created or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

As of December 31, 2023, our intellectual property portfolio included 10 registered and pending trademarks. We have limited trademark registrations outside the United States. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our proprietary technology.

Government Legislation and Regulation

Our Partners and prospective Partners are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our products and services address. Additionally, we facilitate compliance with these regulatory requirements. Although we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality and use of our proprietary technology and network. In addition, we and our Partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our Partners, vendors, and other service providers indirectly, including through certain of our products and services, and in areas such as consumer finance and lending, investment advisory and securities law, and data protection, use and cybersecurity, and through our relationships with our Partners, the Financing Vehicles, and asset investors.

In particular, certain statutes, laws, regulations and rules to which we, our Partners, the Financing Vehicles or their service providers are subject to, and we facilitate compliance with, include, among others:

•foreign, U.S. federal and state lending statutes and regulations that require certain parties, including our Partners, to hold licenses or other government approvals or filings in connection with specified activities, and impose requirements related to marketing and advertising, transaction disclosures and terms, fees and interest rates, usury, credit discrimination, credit reporting, service member relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches and money transmission;
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act, and similar state and municipal fair lending laws;
•foreign, U.S. federal and state securities laws, including, among others, the Securities Act, the Exchange Act, the Investment Advisers Act, and the Investment Company Act rules and regulations adopted under those laws, and similar foreign and state laws and regulations, which govern securities law, advisory services, Financing Vehicles or how we purchase consumer credit assets, the Israeli Joint Investment Law, the Israeli Securities Law and loan product regulations;
•foreign, U.S. federal and state laws and regulations addressing privacy, cybersecurity, data protection, and the receipt, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data, including, among others, FCRA, GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FTC Act, CCPA and GDPR;
•the Fair Credit Reporting Act and Regulation V promulgated thereunder, which impose certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining or using consumer reports, taking adverse action on the basis of information from consumer reports, the accuracy and integrity of furnished information, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information and other related data use law and regulations;
•the Gramm-Leach-Bliley Act and Regulation P promulgated thereunder, which include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances require financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and require financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•the U.S. credit risk retention rules promulgated under the Dodd-Frank Act, which require a securitizer of securitization vehicles to retain an economic interest in the credit risk of the assets collateralizing the securitization vehicles, or similar foreign rules (including in the EU);
•the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their consumer credit obligations, require creditors to comply with certain practice restrictions, limit the ability of a creditor to impose certain terms, impose disclosure requirements in connection with credit applications and solicitations and impose disclosure requirements in connection with credit advertising;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive, unconscionable, unlawful or abusive acts or practices;
•the Credit Practices Rule, which (i) prohibits creditors from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers; (ii) requires creditors to advise consumers who co-sign obligations about their potential liability if the primary obligor fails to pay; and (iii) prohibits certain late charges;
•the FDIC, OCC and other regulatory guidance related to model risk management and management of vendors and other bank specific requirements pursuant to the terms of service agreements with banks and the examination and enforcement authority of the FDIC under the Bank Service Company Act;
•U.S. federal and state regulation and licensing requirements related to the auto insurance and finance industries, including related to being a manager general agent;
•the U.S. Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, and imposes restrictions on enforcement of loans to servicemembers, so that military members can devote full attention to military duties;
•the Military Lending Act, which requires those who lend to “covered borrowers,” including members of the military and their dependents, to only offer Military APRs (a specific measure of all-in-cost-of-credit) under 36%, prohibits arbitration clauses in loan agreements, and prohibits certain other loan agreement terms and lending practices in connection with loans to military servicemembers, among other requirements, and for which violations may result in penalties including voiding of a loan agreement;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Right to Financial Privacy Act and similar state laws enacted to provide the financial records of financial institution customers a reasonable amount of privacy from government scrutiny;
•the Bank Secrecy Act and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by OFAC under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and
•other foreign, U.S., federal, state and local statutes, rules and regulations.

In addition to the laws, regulations, and rules that apply to our Partners, and that we facilitate compliance with, we, in our capacity as a service provider to financial services providers, and our Partners, vendors, and other service providers, may be deemed to be subject to certain laws, regulations, and rules through our relationships with our Partners and asset investors. We are also subject to a variety of laws, rules, and regulations relating to the real estate and auto insurance industries, and data security, cybersecurity, privacy, and consumer protection. See “Item 1A.—Risk Factors—Risks Related to Our Legal and Regulatory Environment” for additional information with respect to our regulatory risks.

Organizational Structure

Refer to Exhibit 21.1 to this Annual Report for a list of our subsidiaries, including our significant subsidiaries.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report, including the matters addressed under the heading “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the following risk factors in this Annual Report before investing in our securities. Certain factors may have a material adverse effect on our business, financial conditions and results of operations. The risks and uncertainties described below disclose both material and other risks and uncertainties, and are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses. If any of these risks occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our Class A Ordinary Shares could decline, and you could lose part or all of your investment.

Unless otherwise noted or the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Pagaya.

Risks Related to the Operations of Our Business

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and it may be difficult to evaluate our future prospects.

We were founded in 2016 and have experienced rapid growth in recent years in the markets we serve and we plan to continue to expand our product offerings and in existing and new markets. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face.

These risks and difficulties include our inability to:
•maintain cost-effective access to capital and a diversified asset funding strategy;
•improve the effectiveness, predictiveness and performance of our AI technology;
•successfully adjust our proprietary AI technology, products and services in a timely manner in response to changing macroeconomic conditions, including consumer credit performance, fluctuations in the credit markets, the recent increase in interest rates and the wind-down of stimulus programs;
•maintain and increase the volume of financial products facilitated with the assistance of our AI technology;
•enter into new and maintain existing relationships with Partners;
•expand the use and applicability of our AI technology;
•successfully build our brand and protect our reputation from negative publicity;
•successfully compete with companies that are currently in, or may in the future enter, the business of providing technological services to enhance the access to credit for customers and funding services;
•enter into new markets and introduce new products and services to new or existing partners;
•comply with and successfully adapt to complex and evolving legal and regulatory environments in our existing markets and ones we may enter in the future;
•effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
•successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
•successfully manage rollover risk, and contractual and contingent liquidity outflow risks related to our financing facilities
•attract, integrate and retain qualified employees and independent contractors; and
•effectively manage, scale and expand the capabilities of our teams, outsourcing relationships, third-party service providers, operating infrastructure and other business operations.

If we are not able to timely and effectively address these risks and difficulties as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations may be harmed.

Our revenue and FRLPC growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time. In addition, the historical returns attributable to the Financing Vehicles should not be indicative of the future results of the Financing Vehicles and poor performance of the Financing Vehicles would likely cause a decline in our revenue, net income and cash flow.

We have grown rapidly over the last several years, and our recent revenue and FRLPC growth rate and financial performance may not be indicative of our future performance. Our revenue and other income was $812.0 million and $748.9 million for the years ended December 31, 2023 and December 31, 2022, respectively, representing a 8% growth rate. For the years ended December 31, 2023 and December 31, 2022, we generated net loss attributable to shareholders of $128.4 million and $302.3 million, respectively, and Adjusted EBITDA of positive $82.0 million and negative $4.8 million, respectively. The Adjusted EBITDA increase for the year ended December 31, 2023 as compared to the prior year period reflects the impact of (i) FRLPC improvement initiatives we implemented in 2023, and (ii) disciplined cost management to improve operating efficiency and reduce vendor-related expenses in 2023. We intend to continue to make investments to support our business growth and those investments along with the potential for higher interest rates and cost of capital could negatively impact our net income (loss) attributable to shareholders and Adjusted EBITDA.

Our revenue for any previous quarterly or annual period may not be a reliable indicator of our revenue or revenue growth in future periods. As our business has grown, our revenue growth rates have slowed and may continue to slow, and or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our AI technology offerings, products and services, increasing competition, a decrease in our ability to access capital or the growth of our network, increasing regulatory costs and challenges, adverse changes in the macroeconomic environment and consumers’ ability to service their debt and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by the expansion across similar consumer credit assets, which may slow. In addition, we believe this growth has been driven in part by the transformative shift by consumers to e-commerce and the acceptance of online networks and digital solutions for the use of and access to financial products that we expect may slow down over time, and as a result, our financial performance may be adversely affected.

FRLPC has grown during 2022 and 2023 primarily as a result of our ability to monetize the value creation inherent in our lending product. Approximately 40% of our lending partnerships are generating FRLPC from both our lending and investor products, while the remaining 60% are only generating FRLPC from our investor product. Our ability to convert the remaining 60% to generating FRLPC from both lending and investing products is a strategic initiative. If we are unable to grow FRLPC, net income and adjusted EBITDA may be adversely affected.

We have established Financing Vehicles, certain of which have a limited track record, which may make our business difficult to evaluate. The historical and potential future returns of the Financing Vehicles are not directly linked to returns on Pagaya Ordinary Shares. Therefore, any positive performance of the Financing Vehicles will not necessarily result in positive returns on an investment in Pagaya Ordinary Shares. However, poor performance of the Financing Vehicles would likely cause a decline in our revenue, net income/loss and cash flow from such Financing Vehicles, and would likely negatively affect our ability to raise additional capital for the same or future Financing Vehicles, and would therefore have a negative effect on our performance and, in all likelihood, the returns on an investment in Pagaya Ordinary Shares. In fact, beginning in December of 2022 and carrying into 2023, one of these Financing Vehicles experienced its first negative month.

Moreover, we have incurred and could experience additional losses related to our risk retention holdings as a result of poor investment performance by the Financing Vehicles. As a result of record ABS issuances during 2023, our risk retention holdings have increased during 2023. Accordingly, the magnitude of potential losses has also increased. The future rate of return for any current or future Financing Vehicles may vary considerably from the historical rate of return generated by any particular Financing Vehicle, or for the Financing Vehicles as a whole. Poor performance of the Financing Vehicles could make it more difficult for us to raise new capital. Asset investors might decline to invest in future Financing Vehicles we raise, and asset investors in existing Financing Vehicles might withdraw their investments, as a result of poor performance of the Financing Vehicles in which they are invested. In fact, in 2023, two of our fund Financing Vehicles experienced a marked increase in redemption requests, which were satisfied with either cash or “in kind,” using participation interests, as permitted under the Financing Vehicle’s organizational documents. Accordingly, poor performance may deter future investment in Financing Vehicles and thereby decrease the capital invested in the Financing Vehicles and, ultimately, our fee revenue, net income/loss and cash flow.

If we fail to effectively manage our growth, our business, financial condition, and results of operations could be adversely affected. In addition, we may from time to time undertake internal corporate reorganizations that may adversely impact our business and results of operations.

Over the last several years, we have experienced rapid growth in our business and the number of employees and independent contractors, and we expect to continue to experience growth in the future. This rapid growth has placed, and may continue to place, significant demands on our management, processes, systems and operational, technological and financial resources. Our ability to manage our growth effectively, integrate new employees, independent contractors and technologies into our existing business and attract new Partners and maintain relationships with existing Partners will require us to continue to retain, attract, train, motivate and manage employees and independent contractors and expand our operational, technological and financial infrastructure. For example, in 2023, we underwent reductions in workforce affecting more than 20% of our workforce across both the United States and Israel, as compared to our headcount as of December 31, 2022. We incurred a severance-related charge of approximately $3.8 million, consisting primarily of one-time separation payments, in the first and second quarters of 2023. This reduction in workforce was undertaken in response to rapid growth in recent years to enable us to streamline our operations in the current market environment and achieve our near- to medium-term priorities.

We may need to undertake additional workforce reductions or restructuring activities in the future. If we do, we will incur expenses associated with the separation with those employees. We may also incur additional expenses due to events associated with the reduction in workforce, for example, the reduction in workforce may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, any reduction in workforce may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in workforce seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. Any workforce reduction could also harm our ability to attract and retain qualified management, sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could adversely affect our business.

From time to time, we rely on temporary independent contractor programs for various aspects of our business. Failure to effectively implement and manage such programs could result in misclassification or other employment-related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, reporting systems and procedures, recruit, train and retain highly skilled personnel, obtain cost-effective funding and maintain Partners’ and their customers’ satisfaction. Any of the foregoing factors could negatively affect our business, ability to obtain cost-effective funding, financial condition, and results of operations.

From time to time, we have undertaken, and may undertake again, internal corporate reorganizations in an effort to simplify our organizational structure, streamline our operations or for other operational reasons. Such internal reorganization involves and may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

Our business and the performance of Financing Vehicles may be adversely affected by economic conditions and other factors that we cannot control. These factors include interest rates, rising inflation, the instability of the banking system, acts of war (including the ongoing war in Israel and the ongoing Russia-Ukraine conflict), supply chain disruptions, labor shortages, the wind-down of stimulus programs, unemployment rates, conditions in the housing market, immigration policies, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, terrorism, catastrophes, and pandemics (such as COVID-19).

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for us, our Partners and their respective customers, and our asset investors. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting our access to capital. Challenges our Partners may face with low demand for their financial products or willingness or capacity of their customers to make payment on obligations, or the returns on other assets, may affect the success of the Financing Vehicles. For example, the personal loans acquired from our Partners are, for the most part, unsecured, and our Partners’ customers may not prioritize repayment of those loans in an economic downcycle. These factors include interest rates, rising inflation, supply chain disruptions, labor shortages, weakening exchange rates, unemployment levels, conditions in the housing market, immigration policies, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war (including the ongoing war in Israel and the ongoing Russia-Ukraine conflict), terrorism, catastrophes and pandemics. We face a heightened level of interest rate risk as the U.S. Federal Reserve Board (the “FRB”) has tapered its quantitative easing program and continues to increase interest rates.

In addition, in particular, on October 7, 2023, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel. As a result of such attack, on October 8, 2023, Israel officially declared a state of war. Although the current conflict in Israel has not materially impacted our business or operations as of the date of this Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences, which could include further regional instability, geopolitical shifts and adverse effects on trade between Israel and its trading partners, macroeconomic conditions, security conditions and financial markets. For more information, see “—Conditions in Israel and relations between Israel and other countries could adversely affect our business, including current uncertainty and instability resulting from the war between Israel and a terrorist organization primarily based in the Gaza Strip, as well as other regional hostilities.”

Furthermore, beginning in March 2022, and continuing through 2023, the U.S. Federal Reserve Board announced several increases in the federal funds rate, primarily due to inflation and a strong labor market. This recent increase in interest rates has led to a tighter market for credit and we have and may further experience reduced access to capital and our revenue could be negatively impacted. Increased interest rates could unfavorably impact demand for all refinancing loan activities and reduce demand across personal loans and home loans, including, but not limited to, any variable-rate loan products, as well as adversely impact the spending levels of borrowers and their ability and willingness to borrow money. The growth of the personal lending market has benefited from historically low interest rates and as interest rates increase the growth of this market and our growth could be negatively impacted. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies, charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. Any impact to investor returns may lead to an adverse impact on our earnings. As the risk-free rate of return increases, investor demand for risk assets such as consumer credit may be impacted, which may constrain our ability to raise new funding for loan originations and have a negative impact on our results of operations. While we continue to raise new funding, the cost of capital has increased due to the higher interest rate environment. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans, the cost to service these loans may also increase without a corresponding increase in fees and the value of the loans held by our funds and financing vehicles could decline. Higher default rates by these borrowers may lead to lower demand by Partners, which would adversely affect our business, financial condition and results of operations. Any sustained decline in demand for investment in loans (including through our funds or financing vehicles) or any increase in delinquencies, defaults or foreclosures that result from economic downturns, may adversely affect our business, financial condition and results of operations.

In addition, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States has ranged from approximately 9.1% for June 2022 to 6.5% in December of 2022, dropping to 3.4% in December 2023. Rising inflation may adversely impact the ability of borrowers to service their debt, which could lead to deterioration of the credit performance of loans and impact investor returns, and therefore may result in lower demand from investors for assets generated on our platform and lead to constraints on our ability to fund new volume origination. In addition, rising inflation may create an escalation in our operating costs, including employee compensation and general corporate expenses, which could reduce cash flow and operating income. Although we have not experienced material impacts to our business performance from inflationary pressure, our business may be materially impacted in the future.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations. The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. Generally, if effective legislation to manage the level of federal debt is not enacted and the debt ceiling is reached in any given year, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. Contention among policymakers, among other factors, may hinder the enactment of policies to further increase the borrowing limit or address its debt balance timely. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, our Partners or their respective customers, or our asset investors, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our ordinary shares.

In response to the economic impacts and disruptions associated with COVID-19, governments around the world, including in the United States, provided significant fiscal and monetary stimuli, which have had the effect, among other things, of supporting overall levels of employment, consumer spending and savings levels, and the ability of consumers to service their debt. The continued wind-down of these stimulus programs may adversely affect economic conditions and consumer credit performance, which may reduce the demand for and pricing of consumer credit assets and negatively impact our growth, revenues and profitability.

If there is an economic downturn that affects our current and prospective Partners and their customers, asset investors or the performance of the Financing Vehicles, or if we are unable to address and mitigate the risks associated with any of the foregoing, our business, financial condition and results of operations could be adversely affected. Additionally, our AI technology has not been extensively tested during economic downturns. For more information, see “—Our AI technology has not yet been extensively tested during different economic conditions, including down-cycles. We continue to build and refine our AI technology to offer new products and services as we expand into new markets, such as real estate, and if our AI technology does not perform as well in these new markets as it has in our existing business and we are unable to manage the related risks and effectively execute our growth strategy as we enter into these new lines of business, our growth prospects, business, financial condition and results of operations could be adversely affected.”

We have incurred U.S. GAAP net losses, and we may not be able to achieve profitability in the future.

For the years ended December 31, 2023 and 2022, we incurred U.S. generally accepted accounting principles (“U.S. GAAP”) net losses of $128.4 million and $302.3 million, respectively. We intend to continue to develop and improve our proprietary technology, attract and develop business relationships with new and existing partners, expand our product offerings supported by our AI technology, and otherwise continue to grow our business. Revenue and related fee revenue less production costs growth and cost savings may not keep pace with our continued investments. Failure to increase revenue and FRLPC, reduce / maintain cost levels sufficiently to keep pace with our investments , or material fair value losses associated with our investments in risk retention assets could prevent us from generating GAAP net income in the future. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity. Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

During the first half of 2023, the banking industry experienced significant turmoil and disruption. For instance, after the failure of Silicon Valley Bank (“SVB”) and Signature Bank, the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (the “FDIC”) elected to step up and insure that depositors would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. At the time, the Company had a banking relationship with SVB, in the form of an operating account, the Company’s SVB Revolving Credit Facility and the Company’s Receivables Facility. Ultimately, the Company was able to access all of its funds with SVB. Despite our proactive measures and the measures taken by the United States federal government, the uncertainty in the markets regarding the stability of regional banks and the safety of deposits creates a risk that similar events in the future may have a material adverse effect on our liquidity and financial condition if our ability, and the ability of our Partners, vendors, and other third parties, to access funds at their respective financial institutions and our ability to transfer cash, cash equivalents and investments to another large institutional bank are impaired. Further, events such as these may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all; difficulties obtaining equity or debt financing could have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations.

Our business, financial condition and results of operations could be adversely affected as a result of an unexpected failure of a vendor, bank or other third party service provider that presents concentration risks to us or our Partners. Our business, financial condition and results of operations could be adversely affected as a result of an unexpected failure of a vendor, bank or other third party service provider that presents concentration risks to us or our Partners.

We, as well as our Partners, are dependent on a number of third party service providers for our core business and operations, such as our data providers, technology service providers, financial institutions, and other third party service providers. Although our risk with SVB was fully mitigated, SVB’s recent failure highlights the risk that the failure of other financial institutions, or other third party service providers, could have a material impact on our business, financial condition and results of operations. If a third party on which we or our Partners depends fails to supply the required services, we may not be able to replace those services in a timely manner, on favorable terms, or at all. If we are unable to adequately diversify or otherwise mitigate such concentration risks and such risks come to pass, we could be subject to reduced revenues, increased expenses, or an inability to recover assets which could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are heavily dependent on our AI technology. If we are unable to continue to improve our AI technology or if our AI technology does not operate or perform as we expect, contains errors or is otherwise ineffective, our network may improperly evaluate products, not be able to process the volume we have historically, and our growth prospects, business, financial condition and results of operations could be adversely affected.

Our ability to enable our Partners to increase the number and quality of loans or other assets that they originate with the assistance of our AI technology will depend in large part on our ability to effectively evaluate the creditworthiness and likelihood of default of our Partners’ customers and, based on that evaluation, help our Partners offer competitively-priced loans or other assets as well as obtain higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our AI technology’s ability to effectively evaluate the creditworthiness, likelihood of default and credit asset pricing for our Partners’ customers, which will affect our Partners’ business volume. In the ordinary course, we enter into contractual arrangements with our Partners with customary indemnification provisions (including for violation of law). Such indemnification provisions potentially assume regulatory liability and liability for claims by Partners or third parties if the AI technology contains errors or incorrectly evaluates Partners’ customers. We further assume liability as the investment manager, sponsor and/or administrator for the Financing Vehicles, including if the AI technology contains errors or incorrectly evaluates the Partners’ customers underlying the assets purchased by the Financing Vehicles. Such liability may result in claims by asset investors or regulatory action. For more information, see the risk factors entitled “If we fail to comply with or facilitate compliance with, or our Partners fail to comply with the variety of federal, state and local laws to which we or they are subject, including those related to consumer protection, consumer finance, lending, fair lending, data protection, and investment advisory services, or if we or our Partners are found to be operating without having obtained necessary state or local licenses, it may result in regulatory action, litigation, or monetary payments or may otherwise negatively impact our reputation, business, and results of operations, and may prevent us from serving users in jurisdictions where those regulations apply,” “Risks Related to Our Legal and Regulatory Environment” and “Any legal proceedings, investigations or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome. In addition, our business and operations could be negatively affected if they become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our share price.”

In addition, we utilize the data gathered from various sources in our automated credit analysis process. The data that we gather is evaluated and curated by our AI technology. The ongoing development, maintenance and operation of our AI technology is expensive and complex, and may involve unforeseen difficulties including material performance problems, and undetected defects or errors, for example, with new or existing capabilities incorporating AI. Our proprietary technology uses machine learning models as a subset of our AI, but those models are static and do not have the ability to self-correct, self-improve, and/or learn over time, and therefore any change to the models requires human intervention, testing, validation, and governance approvals. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our AI technology from operating properly. If our AI technology fails to adequately predict the creditworthiness of Partners’ applicants or customers, or to properly place loans or other assets for acquisition by Financing Vehicles due to the design of our models or programming or other errors or failures, other characteristics of our AI or for any other reasons, or any of the other components of the automated credit analysis process fails, our Partners and asset investors may experience higher than forecasted loan and other losses that will in turn negatively impact the performance of the Financing Vehicles that acquire our Partners’ assets. Additionally, errors or inaccuracies in our AI technology could result in exposure to the credit risk of loans or other assets originated by Partners, whether it be exposure for us, Partners or asset investors, which may result in higher than expected losses or lower than desired returns of such loans or other assets.

Any of the foregoing could result in our Partners experiencing sub-optimally priced assets, incorrect approvals or denials of transactions, or higher than expected losses, or could require remediation and/or result in our Partners’ dissatisfaction with us, which in turn could adversely affect our ability to attract new Partners or cause our Partners to terminate their agreements with us and decrease our Partners’ financial product volume, and could also negatively impact the performance of Financing Vehicles, certain asset investors’ willingness to invest in future Financing Vehicles, and our ability to continue to create new Financing Vehicles, our ability to source cost-effective capital in our Financing Vehicles and our business, financial condition and results of operations may be adversely affected.

We rely on our Partners to originate assets facilitated with the assistance of our AI technology. Currently, a limited number of Partners account for a substantial portion of our Network Volume — the financial products facilitated with the assistance of our AI technology — and, ultimately, our Revenue. If these Partners were to cease or limit operations with us, our business, financial condition and results of operations could be adversely affected.

Currently, a majority of the loans or receivables that are facilitated with the assistance of our AI technology result from transactions with a small number of Partners who operate in the financial technology space. These Partners, taken together, originate a majority of the loans or receivables facilitated with the assistance of our AI technology. The fees we earn when these loans or other assets are acquired from these Partners by Financing Vehicles account for a majority of our revenue.

We have entered into several types of agreements with each of our Partners. Our commercial arrangements with these Partners are generally nonexclusive and are based on the type of asset class. For example, we enter into purchase agreements with our Partners, which provide the Financing Vehicles with the opportunity to acquire assets by the Partner assisted by our AI technology, that have a typical duration of one to three years with the option to extend for additional periods. The Financing Vehicles are not required to acquire specific types or amounts of assets from our Partners under such agreements. In addition, there are servicing agreements with our Partners or third parties covering the assets originated by such Partners that typically last for the life of the asset. As it relates to any specific asset, these servicing agreements require us to continue to use the Partner or their preferred third party that originated the asset for the life of such asset. See “—A disruption or failure in services provided by third parties could materially and adversely affect our business.” In addition, even during the term of our arrangement, our Partner could choose to reduce the volume of loans or other assets facilitated with the assistance of our AI technology or increase the volume that it chooses to fund and retain on its own balance sheet. We or any of our Partners may terminate our arrangement for various reasons, which may include material breaches and change in control, subject to payment of a termination fee in some cases, and Partners could decide to stop working with us, have disputes with us, ask to modify their commercial or legal terms in a manner disadvantageous to us or enter into exclusive or more favorable relationships with our competitors. In addition, capital and leverage requirements applicable to our Partners that are banks or other financial institutions subject to such requirements could result in decreased demand for our products. Further, our Partners’ respective regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. We are a service provider to Partners, and due to some of our Partners being regulated by federal and/or state regulators, including the FDIC, we are subject to audit by such Partners in accordance with the relevant guidance related to management of vendors. We are also subject to the examination and enforcement authority of certain of those regulators, including the FDIC under the Bank Service Company Act. If any of our Partners were to stop working with us, suspend, limit or cease their operations or otherwise terminate or modify adversely to us their relationship with us, the number of financial products originated by our Partners with the assistance of our AI technology could decrease, and our revenue, FRLPC and revenue and FRLPC growth rates and our business, financial condition and results of operations could be adversely affected.

If we are unable to both retain existing Partners and attract and onboard new Partners on attractive commercial terms, our business, financial condition and results of operations could be adversely affected.

A majority of our revenue is generated through fees we receive when the loans and other financial products originated by our Partners with the assistance of our AI technology are acquired by Financing Vehicles. Currently, we have a small number of Partners that operate in the financial technology space who originate a majority of these loans and other assets. To continue to expand our market share in existing markets and grow into new markets we will need to attract and onboard new Partners on attractive commercial terms and also maintain and grow those relationships. If we are not successful in retaining existing Partners and attracting and onboarding new Partners, our business, financial condition and results of operations could be adversely affected.

Our ability to raise capital from asset investors is vital to our ability to offer products to Partners. If we are unable to raise capital from asset investors at competitive rates, or at all, it would materially reduce our revenue and cash flow and adversely affect our financial condition.

We have relied upon the securitization market and committed asset-backed facilities to provide a significant portion of the capital needed to purchase Partner assets selected/evaluated using our AI. The ability of the Financing Vehicles to provide funding at competitive rates, or at all, is essential to our business. Our ability to raise capital from asset investors for Financing Vehicles depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the equity and bond markets and the asset allocation rules or investment policies to which such asset investors are then subject, could inhibit or restrict the ability of asset investors to make investments in Financing Vehicles or the asset classes in which Financing Vehicles invest.

An inability to access the securitization market, or a significant reduction in (1) liquidity in the secondary market for securitization transactions, (2) the continued acceptance of our prefunded securitization model, or (3) access to the funding market at all could have an adverse impact on the funding component of our product, financial position and results of operations.

Our ability to launch new Financing Vehicles could similarly be hampered if the appeal of those investments in the market were to decline. For example, there is a risk that the single-family rental properties that we have invested in have some undiscovered flaw, or would otherwise require additional expenditures to make them rentable in excess of the expected amount, which could result in greater total renovation costs and a loss of revenue. Further, an investment in a share, unit, membership interest or limited partner interest in a Financing Vehicle is more illiquid, especially when the underlying assets (such as consumer credit assets) are illiquid, and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles or more liquid assets like equities over consumer credit assets. Alternative investments could also fall into disfavor as a result of concerns about liquidity and short-term performance.

In connection with launching new Financing Vehicles or making further investments in existing Financing Vehicles, we may negotiate terms for such Financing Vehicles with existing and potential asset investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior Financing Vehicles or as compared to Financing Vehicles of our competitors, including requiring to have a greater share in the risk of loss with respect to fees and/or incentive fees, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise Financing Vehicles with investment objectives or strategies that compete with existing Financing Vehicles, add additional expenses and obligations for us or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional financing vehicle structure. Such alternatives may not be as profitable for us as the traditional fund structure, and such a trend could have a material impact on the cost of our operations or profitability if we were to implement these alternative investment structures. In addition, certain investors, including public pension funds, have publicly criticized certain fee and expense structures, including transaction and advisory fees. Although we have no obligation to modify any of our fees with respect to our existing Financing Vehicles, we may experience pressure to do so in new Financing Vehicles.

A reduction in fee revenues earned from Financing Vehicles could have an adverse effect on our results of operations. The growth of the assets of such Financing Vehicles and related fees generated, as well as our ability to deploy capital into investments, would slow or decrease if we are unable to raise new and successor Financing Vehicles, all of which would materially reduce our fee revenues and cash flows and adversely affect our financial condition.

A portion of our revenue from Financing Vehicles in any given period is dependent on the size of the assets of such Financing Vehicles in such period and fee rates charged. We may not be successful in producing investment returns and prioritizing services that will allow us to maintain our current fee structure, to maintain or grow the assets of such Financing Vehicles, or to generate performance income. A decline in the size or pace of the growth of assets of Financing Vehicles or applicable fee rates will reduce our revenues. A decline in the size or pace of the growth of the assets of Financing Vehicles or applicable fee rates may result from a range of factors, including:

•Volatile and challenging economic and market conditions, such as global or regional economic downturns or recessions, as well as macroeconomic and policy impacts of political instability and armed conflicts, which could cause asset investors to delay making new commitments to existing or new Financing Vehicles, limit the ability of our existing Financing Vehicles to deploy capital or result in asset investors in our funds submitting redemption requests;
•Competition may make fundraising and the deployment of capital more difficult, thereby limiting our ability to grow or maintain the assets of such Financing Vehicles;
•Changes in our strategy or the terms of our network AI fees; and
•Poor performance of one or more of the Financing Vehicles, either relative to market benchmarks or in absolute terms, or compared to our competitors, may cause asset investors to regard the Financing Vehicles less favorably than those of our competitors, thereby adversely affecting our ability to raise more capital for existing Financing Vehicles or new or successor Financing Vehicles, or result in asset investors submitting redemption requests.

If we are unable to develop and maintain diverse and robust funding sources for our network, our growth prospects, business, financial condition and results of operations could be adversely affected. In addition, certain of our funds Financing Vehicles have periodic redemption features and a substantial withdrawal of capital by one or more asset investors, or use of such features, may have an adverse effect on the Financing Vehicles’ performance and our ability to raise new Financing Vehicles.

Our business depends on sourcing and maintaining diverse and robust funding to enable loans or other assets from our Partners to be acquired by a Financing Vehicle. The number of asset investors in our markets where a long-term track record of performance has not been developed is often very concentrated. Were the availability of this funding to decrease, our ability to generate Network Volume and revenue will be adversely affected. Furthermore, five of the largest asset investors together contributed approximately 50% of all ABS funding raised in 2023, compared to 70% of all ABS funding raised in 2022. New capital from asset investors may be unavailable on reasonable terms or at all beyond the current maturity dates of Financing Vehicles.

Further, events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of obligations underpinning Financing Vehicles, could reduce the likelihood of affiliates sponsoring, managing or administering Financing Vehicles that acquire assets from our Partners. The performance of such assets is dependent on a number of factors, including the predictiveness of our AI technology and social and economic conditions. The availability and capacity of certain asset investors to participate in Financing Vehicles that acquire assets from our Partners also depend on many factors that are outside of our control, such as credit market volatility, politics and regulatory reforms. In the event of a sudden or unexpected disruption of asset investors’ participation in Financing Vehicles that acquire assets from our Partners, our network may not be able to maintain the necessary levels of funding to retain current volume of acquisition by Financing Vehicles of loans or other assets originated by our Partners without incurring substantially higher funding costs, which could adversely affect our business, financial condition and results of operations.

A substantial withdrawal of capital by one or more asset investors in any private funds with redemption features may have an adverse effect on such private funds’ performance. We may find it difficult under such circumstances to adjust the private funds’ asset allocation to the reduced amount of assets. Moreover, in order to provide sufficient funds to pay withdrawal amounts, the private funds might be required to liquidate positions at an inopportune time or at prices that we believe do not reflect the true value of such investments and that would adversely affect the applicable asset investors, or the adviser may not be able to liquidate such positions at all or it may determine it would be inappropriate to do so. If such withdrawals of capital were to continue over a protracted period of time, these issues may be magnified such that similar assets sold at subsequent withdrawal dates might receive even less favorable liquidation values. Furthermore, if any of our private funds decide to make in-kind distributions, satisfy redemptions in-kind whether through a distribution of a private funds’ assets or the distribution of interests in a vehicle (i.e., a special purpose vehicle) to which all or a portion of a private funds’ assets or interests have been transferred or by some other means, implement a gate or suspend redemptions, any of such actions may have an adverse reputational impact on our ability retain existing capital and/or raise new capital. Withdrawals of capital through redemption may also make it more difficult for such private funds’ to generate the same level of profits operating on a smaller capital base and may trigger defaults, termination events or restrictive or financial covenants under one or more loans, credit facilities or other financing arrangements.

Our AI technology has not yet been extensively tested during different economic conditions, including down-cycles. We continue to build and refine our AI technology to offer new products and services as we expand into new markets, such as real estate and point-of-sale, and if our AI technology does not perform as well in these new markets as it has in our existing business and we are unable to manage the related risks and effectively execute our growth strategy as we develop new products, our growth prospects, business, financial condition and results of operations could be adversely affected.

We continue to build and refine our AI technology to offer new products and services in new markets, and we expect to continue to expand our offering to other markets. There are substantial risks and uncertainties associated with these efforts. We may invest significant time and resources to develop and market new lines of business and/or products and services and we may not achieve the return on our investment that we expect. Initial timetables for the introduction and development of new lines of business, new asset types or new products or services may not be achieved and price and profitability targets may not prove feasible. Further, we may not be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of the revenue actually derived from these new products and services. If the profile of consumers using any new products and services is different from that of those currently served by our Partners’ existing financial products, our AI technology may not be able to accurately evaluate the credit risk of such customers, and the affiliates sponsoring, managing or administering Financing Vehicles that are acquiring our Partners’ financial products may in turn experience higher levels of delinquencies or defaults. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always a risk that new products and services will be unprofitable, increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and divert capital and other resources from our existing business.

Furthermore, our AI technology may not perform as well in the real estate asset market as it has in the consumer markets. For example, the use of our AI technology to evaluate and facilitate the acquisition, renovation, lease and eventual realization of real estate assets is significantly different than its application toward the evaluation and origination of loans and financial products, due to the special characteristics of the real estate market and the inherent uniqueness of these assets. The purchase price, renovation time and costs, attainable rent and appreciation potential of real estate assets are affected by numerous parameters that are often specific to each asset, and attempting to predict them through AI-based, big-data analytics is prone to error. While we have adapted and calibrated our AI technology to account for such parameters and their irregularity among individual assets, it may not be able to accurately predict the creditworthiness of each such asset and the outcome of its purchase, renovation, lease or future realization. Our strategic acquisition of Darwin Homes, Inc., a Delaware corporation (“Darwin”) in January 2023 has bolstered the capabilities of our technology, but we may not be able to effectively integrate or utilize the Darwin technologies to effectively reduce risks related to our real estate investment activities. See “—We may fail to successfully integrate Darwin into our existing operations and /or fail to fully realize all of the anticipated benefits, including enhanced revenue, earnings and cash flow from our acquisition which could have a significant and adverse impact on our SFR operations or the returns of certain Financing Vehicles.”

In addition, while we believe our AI technology will accurately evaluate risk in the non-consumer credit asset markets, our AI technology has not been extensively tested in these markets. If our AI technology is unable to accurately evaluate risk in these markets, our Partners and Financing Vehicles through which asset investors invest may experience greater than expected losses on such loans or other assets, which would harm our reputation and erode the trust we have built with our Partners and asset investors. Any of these factors could adversely affect our business, financial condition and results of operations.

We may also have difficulty with securing the adequate participation of asset investors for Financing Vehicles investing in any such new financial products and services by our Partners, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected. For example, in real estate investments, the yields available from properties depend on the amount of revenue generated and expenses incurred. If certain properties or assets do not generate sufficient revenues to meet their acquisition and operating expenses, a Financing Vehicle’s cash flow and ability to pay distributions to its asset investors will be adversely affected.

Further, if we do not successfully manage the regulatory, business and market risks associated with our expansion into new markets and new products and effectively execute our growth strategy in these new lines of business, our growth prospects, business, financial condition and results of operations could be adversely affected. We continue to build and refine our AI technology to appropriately manage our point-of-sale business, and if our AI technology does not perform as well in the point-of-sale market as it has in our existing business and we are unable to manage the related risks and effectively execute our growth strategy, our growth prospects, business, financial condition and results of operations could be adversely affected.

We are continuing to invest in developing AI technology to support the origination of new financial products by our Partners and service offerings, such as point-of-sale loans and the acquisition of such financial products by Financing Vehicles. New initiatives are inherently risky, as each involves unproven business strategies, addressing and complying with new regulatory requirements, industry expertise and new financial products and services with which we, and in some cases our Partners, have limited or no prior development or operating experience.

The industry in which we operate is highly competitive, and if we fail to compete effectively, we could experience price reductions, reduced margins or loss of revenues.

We operate in a highly competitive and dynamic industry. Our AI technology faces competition from a variety of players, including those that enable transactions and commerce via digital payments. Our primary competition consists of: other sources of consumer credit, including banks, non-bank lenders and other fintech networks, private equity firms, publicly traded financial technology companies, as well as a variety of technology companies that seek to help financial services providers with the digital transformation of their businesses and various “second-look” financing providers that offer lenders revenue when they approve applications that had otherwise been turned down. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our network. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to more credit products and services and led to the expansion of competition in digital payment options that diminished the need for regular consumer credit such as pay-over-time solutions.

Some of our competitors are substantially larger than we are, which gives those competitors advantages we do not have, such as more diversified products, a broader Partner and investor base, the ability to reach more Partners and asset investors, the ability to cross-sell their financial products and cross-subsidize their offerings through their other business lines, operational efficiencies, more versatile technology networks, broad-based local distribution capabilities and lower-cost funding. In addition, because many of our competitors are large financial institutions that fund themselves through low-cost insured deposits and originate and own the assets they produce, they have certain revenue and funding opportunities unavailable to us. Our competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than we have. For example, more established companies that possess large, existing Partner and investor bases, substantial financial resources, larger marketing teams and established distribution channels could enter the market.

Increased competition could require us to alter the pricing and terms we offer to our Partners. If we are unable to successfully compete, the demand for our AI technology and products could stagnate or substantially decline, and we could fail to retain or grow the number of Partners using our network, which would reduce the attractiveness of our network to Partners, and which would materially and adversely affect our business, results of operations, financial condition and future prospects.

A significant portion of our current revenues are derived from Financing Vehicles that acquire consumer credit assets and related financial products, and as a result, we are particularly susceptible to fluctuations in consumer credit activity and the capital markets.

Currently, the majority of our Partners’ asset originations facilitated with the assistance of our AI technology are unsecured personal loans and also auto loans in the U.S. market. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such a market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions such as rising interest rates, rising inflation and changes in monetary policy, competition, regulatory developments and changes in consumer credit activity. For example, FICO has recently changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for unsecured personal loans. The personal lending market has also benefited from historically low interest rates, as our Partners’ customers are attracted to relatively low borrowing costs.

The market for auto loans is sensitive to employment rates, prevailing interest rates and other domestic economic conditions, and it is unclear how rising interest rates or a recession may impact the growth of this market. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general. Furthermore, we may see a reduction in our overall recovery rates due to the volatility of wholesale auction prices leading to higher levels of losses.

Our success will depend, in part, on the continued growth of the unsecured personal loan market and auto loan market in the U.S., and if these markets do not further grow, or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

In addition, our Partners may, in the future, seek partnerships with competitors that are able to help them offer them a broader array of credit products, such as secured loans. Over time, in order to preserve and expand our relationships with our existing Partners, and enter into relationships with new Partners, it may become increasingly important for us to expand our offerings and be able to help our Partners offer a wider variety of products and services. We also may be susceptible to competitors that choose to offer higher yields to asset investors or offer to pay higher prices for loans or other assets acquired from our Partners. Competitors may elect to provide these incentives, even if they expect such pricing practices to lead to losses for them. Such practices by competitors could negatively affect the overall demand for personal loans facilitated with the assistance of our AI technology and, therefore, our business, financial condition and results of operations.

Further, the personal loans that are acquired from our Partners into Financing Vehicles are, for the most part, unsecured, and there is a risk that our Partners’ customers will not prioritize repayment of such loans, particularly in an economic downcycle. For example, if our Partners’ customers incur secured debt, such as a mortgage, a home equity line of credit or an auto loan, our Partners’ customers may choose to repay their obligations under such secured debt before repaying their unsecured loans, which could lead to higher default rates by our Partners’ customers with respect to their unsecured debt. This in turn could lead to losses for Financing Vehicles, which could lead to less demand from asset investors. If this leads to decreased demand by asset investors to participate in Financing Vehicles that acquire assets and other financial products facilitated with the assistance of our AI technology, our business, financial condition and results of operations could be adversely affected.

If our estimates, judgments or assumptions relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of certain assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements and accompanying notes include those related to revenue recognition, the valuation of certain financial instruments, allowance for credit losses, consolidation of VIE, and deferred tax assets and valuation allowance. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts, which may result in a decline in the trading price of Class A Ordinary Shares.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, or changes and challenges to existing standards or their interpretation, we might be required to change our accounting policies, alter our operational policies or implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes or challenges to existing standards or in their interpretation may have an adverse effect on our reputation, business, financial condition, and profit and loss, or cause an adverse deviation from our revenue and operating profit and loss target, which may negatively impact our results of operations.

We are a young company with a limited operating history and there are no assurances our revenue and business model will continue to be viable as we grow and scale.

While we have grown significantly since our founding in 2016 there is no assurance that our revenue and business model, or any changes to our revenue and business model to better position us with respect to our competitors, will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may incur losses and not achieve future profitability or, if achieved, we may be unable to maintain such profitability, due to a number of reasons, including the risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, further deterioration in macroeconomic conditions and other unknown events.

Our reputation and brand are important to our success. If we are unable to continue developing our reputation and brand, or if our brand or reputation is compromised, our ability to retain existing and attract new Partners and asset investors and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected. As a result, our business, financial condition and results of operations may suffer.

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract new Partners and asset investors. Factors that affect our brand and reputation include, among other things: perceptions of AI, our industry and our Company, including the quality and reliability of our AI technology, the accuracy of our AI technology, perceptions regarding the application of AI to consumer lending or other markets specifically, the funding component of our business, privacy and security practices, litigation, regulatory activity, and the overall user experience of our Partners and their customers. Negative publicity, negative reviews or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

Certain of the Partners’ arrangements have been criticized in government and media reports as “rent-a-charter” or “rent-a-bank” which has drawn the heightened attention of consumer advocacy groups, government officials and elected representatives. As a result, bank regulators have taken actions causing banks to exit third-party programs that the regulators determined involved unsafe and unsound practices.

Further, Federal and State regulators have continued to monitor, investigate, and implement both revised and new regulations for consumer credit products. While these regulators have primarily focused their attention on payday and “short-term, small-dollar” loans, they have looked more broadly to the use of AI technology in the origination of other consumer credit products including, but not limited to, potential claims regarding financial inclusion. Payday and “short-term, small dollar” loans are different from assets facilitated with the assistance of our AI technology, in our view. However, if we are nevertheless associated because of the heightened attention with such payday or short-term, small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and non-bank lending networks and program managers, or if regulatory scrutiny increases on the use of AI in our Partner’s origination practices, demand for loans or other assets could significantly decrease, which could cause our Partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new Partners or delay the onboarding of Partners, impede our ability to attract asset investors to participate in the funding component of our network or reduce the number of potential Partners that use our network. Any of the foregoing could adversely affect our results of operations and financial condition.

We may also become subject to lawsuits, including class action lawsuits, or other challenges such as government investigations, inquiries, enforcement, or arbitration, against our Partners or us for obligations from our Partners through our AI technology. If there are changes in laws or in the interpretation or enforcement of existing laws affecting loans or other assets we place with the assistance of our AI technology, or if we become subject to such lawsuits, investigations or inquiries, our business, financial condition and results of operations would be adversely affected.

Harm to our reputation can also arise from many other sources, including employee and independent contractor or former employee and independent contractor misconduct, misconduct or negligence by outsourced service providers or other counterparties, failure by us or our Partners to meet minimum standards of service and quality, and inadequate protection of borrower information and compliance failures and claims. If we are unable to protect our reputation and brand, our business, financial condition and results of operations would be adversely affected.

If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition, and results of operations could be adversely affected and we could face material legal, regulatory and financial exposure (including fines and other penalties).

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with our Partners’ customers and third parties handling our Partners’ borrower information and, in limited situations, cover certain fraud losses of Partners and asset investors. Fraud rates could also increase in a down-cycle economy. While we perform initial and ongoing due diligence on our Partners’ fraud prevention and detection policies and procedures, we rely on our Partners to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources and notify us if any fraud is detected. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of products could increase, which would decrease confidence in our AI technology. There have been some instances of fraud by Partners’ customers in the past which have generally occurred at the origination of the asset in the normal course of business and are not material to us. If any such fraud is identified, the applicable Partner is typically required to repurchase the related asset.

A failure to accurately detect and prevent fraud may also lead to increased costs if we have to invest in developing new technology to defend against fraud, which, in turn may lead to decreased returns in Financing Vehicles and therefore decreased returns for asset investors. In addition, our Partners and asset investors may not be able to recover amounts disbursed on products made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new Partners and asset investors.

High profile fraudulent activity within the financial services industry also could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our brand and reputation. Further, if there is any increase in fraudulent activity that increases the need for human intervention in screening application data, the level of automation on our network could decline and negatively affect our unit economics. If we are unable to manage these risks, our business, financial condition and results of operations could be adversely affected.

We are subject to risks related to our dependency on our Founders, key personnel, employees and independent contractors, including highly-skilled technical experts, as well as attracting, retaining and developing human capital in a highly competitive market.

Our success and future growth depend upon the continued services of our management team and other key employees and independent contractors, including highly-skilled technical experts. In particular, the Founders, who are members of our leadership team, are critical to our overall management, as well as the continued development of our products and services, our culture and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, key employees and independent contractors, which could disrupt our business. The loss of one or more members of our senior management or key employees or independent contractors could harm our business, and we may not be able to find adequate replacements. We may not be able to retain the services of any members of our senior management, key employees or independent contractors, including high-skilled technical experts. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. In addition, to execute our growth plan, we must attract and retain highly qualified personnel, including engineering and data analytics personnel. Competition for highly skilled technical experts, including engineering and data analytics personnel, is extremely intense, particularly in Israel where we have large operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees and independent contractors with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, prospective and existing employees and independent contractors often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility or increases such that prospective employees or independent contractors believe there is limited or less upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees and independent contractors. In addition, our recent reduction in workforce, and any future reductions in workforce or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed. We generally enter into non-competition agreements with our employees and independent contractors. These agreements prohibit our employees and independent contractors, if they cease working for us, from competing directly with us or working for our competitors for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees and independent contractors work, and it may be difficult for us to restrict our competitors from benefiting from the expertise our former employees and independent contractors developed while working for us.

The funding component of our business related to the Financing Vehicles is highly competitive.

The funding component of our business is highly competitive, with competition based on a variety of factors, including macroeconomic conditions, investment performance, the quality of assets provided to asset investors, investor liquidity and willingness to invest, vehicle terms (including fees), brand recognition and business reputation. The funding component of our business competes with a number of other specialized investment funds, hedge funds, funds of hedge funds, other managing pools of capital, securitizations by our Partners or other consumer credit originators, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that funding sources may be limited as competition will continue to increase. For example, certain traditional asset managers have developed their own lending networks and are marketing other lending and credit strategies as alternatives to fund investments. Additionally, developments in financial technology, or fintech, such as distributed ledger technology, or blockchain, have the potential to disrupt the financial industry and change the way consumer lenders and other financial institutions do business. A number of factors serve to increase our competitive risks:

•a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;
•some Financing Vehicles may not perform as well as competitors’ Financing Vehicles or other available investment products;
•several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain investments, including in certain industries or businesses, than we can and/or bear less compliance expense than we do;
•some of our competitors may have more flexibility than us in raising certain types of Financing Vehicles under the contracts or terms they have negotiated with their investors; and
•some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make.

We have historically competed primarily on the basis of the performance of Financing Vehicles, and not on the level of our fees or incentive fees relative to those of our competitors. However, there is a risk that fees and incentive fees in the alternative investment or securitization industry will decline, without regard to our historical performance. Fee or incentive fee income reductions on existing or future Financing Vehicles, without corresponding decreases in our cost structure, would adversely affect our business and revenues.

Maintaining our reputation is critical to attracting and retaining asset investors and for maintaining our relationships with our regulators. Negative publicity regarding us, our personnel or our Partners could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or lending networks or a significant number of funds or lending networks or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to the Financing Vehicles or the investments made by Financing Vehicles.

In addition, the attractiveness of Financing Vehicles relative to investments in other investment products could decrease depending on economic conditions. Furthermore, any new or incremental regulatory measures for the U.S. financial services and lending industries may increase costs and create regulatory uncertainty and additional competition for many Financing Vehicles. See “—As the political and regulatory framework for AI technology and machine learning evolves, our business, financial condition and results of operations may be adversely affected.” This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future Financing Vehicles, either of which would adversely impact our business and revenues.

Our failure to deal appropriately with conflicts of interest in the funding component of our business, related to our allocation of investment opportunities between Financing Vehicles, could damage our reputation and adversely affect our businesses. Conflicts of interest may also arise in our allocation of costs and expenses, and we are subject to increased regulatory scrutiny and uncertainty with regard to those determinations.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to the investment activities of the Financing Vehicles. Conflicts of interest continue to be a significant area of focus for regulators, investors and the media. Because of the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with others that focus on fewer asset classes. We place assets across Financing Vehicles. In addition, certain Financing Vehicles may purchase an interest in one or more other Financing Vehicles. However, the risk that asset investors or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing agreements or our own policies cannot be eliminated. Further, the perception of non-compliance with such requirements or policies could harm our reputation with asset investors. A failure to appropriately deal with these, among other, potential conflicts, could negatively impact our reputation and ability to raise additional Financing Vehicles or result in potential litigation or regulatory action against us.

The investment activities or strategies used for certain Financing Vehicles may conflict with the transactions and strategies employed on behalf of other Financing Vehicles, and may affect the prices and availability of investments in which a Financing Vehicle may invest. Subject to any legal and regulatory obligations, the investment activities of our affiliates or a Financing Vehicle are carried out generally without reference to positions held by another Financing Vehicle and may have an effect on the value of the positions so held, or may result in an affiliate having an interest in an issuer adverse to that of a Financing Vehicle. Because the Financing Vehicles operate different businesses, the affiliates are subject to a number of potential and actual conflicts of interest, potentially greater regulatory oversight, and more legal and contractual restrictions than would be the case if the affiliates had only a single line of business.

In particular, Financing Vehicles may invest in the same types of assets in which the other Financing Vehicles currently invest and expect to continue to invest in the future. Although we anticipate that the Financing Vehicles will operate within a limited and defined set of parameters (e.g., time, scope and duration) when acquiring any such assets, a Financing Vehicle could encounter actual and potential conflicts to the extent that any such Financing Vehicle competes with others for investment opportunities or our resources (e.g., personnel). These activities can adversely affect the prices and availability of loans or other assets held by or potentially considered for purchase for the account of a Financing Vehicle.

Subject to the requirements of each Financing Vehicle’s governing documents, investment opportunities sourced by affiliates or Financing Vehicles will generally be placed among the accounts of the applicable Financing Vehicles in a manner that the applicable manager or sponsor believes to be appropriate given the factors that it believes to be relevant, such as each Financing Vehicle’s respective investment objectives, concentration limits, interest and asset coverage tests, collateral quality, liquidity and requirements tests, lender covenants, the amount of free cash each of them has available for investment, total capital and capital commitments, anticipated future cash flows and cash requirements, and other considerations and limitations of such Financing Vehicle.

We regularly make determinations to allocate costs and expenses both among Financing Vehicles and between such vehicles and their respective governing entities. Certain of those determinations are inherently subjective and virtually all of them are subject to regulatory oversight. Any determination or allegation of, or investigation into, a potential violation could cause reputational harm and a loss of investor confidence in our business. It could also result in regulatory lapses and applicable penalties, as well as increased regulatory oversight of our business. In addition, any determination to allocate fees to the applicable investment adviser or manager could negatively affect our net income, and ultimately decrease the value of our Class A Ordinary Shares and our dividends to our shareholders.

We have and may need to continue to raise additional funds in the future, including, but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and services, invest in loans and securities, including risk retention investments, enhance our AI technology, scale and improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we have and may need to continue to engage in equity, debt, secured borrowings, including repurchase agreements, or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our shareholders may experience dilution. Debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, may involve covenants restricting our operations or our ability to incur additional debt. Debt financing may also require “negative pledge” or security arrangements including, but not limited to, cash collateral agreements that restrict the availability of cash held as collateral which is the case for amounts we may borrow in the future under our existing credit agreement and other facilities. In addition, future equity financing or replacement or refinancing of any debt financings or secured borrowings, including repurchase agreements, may not be available on terms favorable to us or our shareholders, or at all.

In addition, if the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. A severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed. In addition, we may be unable to access capital to fund the purchases of additional products or other assets through raising new and successor Financing Vehicles. For additional information, see “—Our ability to raise capital from asset investors is a vital component of the products we offer to Partners. If we are unable to raise capital from asset investors at competitive rates, or at all, it would materially reduce our revenue and cash flow and adversely affect our financial condition.”

Any legal proceedings, investigations or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome. In addition, our business and operations could be negatively affected if they become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our share price.

We are and may in the future become subject to legal proceedings, investigations and claims, including claims that arise in the ordinary course of business, such as claims brought by asset investors or Partners in connection with commercial disputes, claims by users, claims or investigations brought by regulators or employment claims made by our current or former employees and independent contractors. We are subject to claims in the ordinary course of business, including employment claims.

We are not currently a party to any pending or, to our knowledge, threatened litigation that will have a significant effect on our financial position or profitability. Any litigation, investigation or claim, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us for which we are uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, as well as the frequency of lawsuits against special purpose acquisition company (“SPAC”) sponsors, has increased in recent years. Volatility in the share price of the Class A Ordinary Shares or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Pagaya Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Although we currently maintain insurance coverage, such coverage may not be sufficient to cover the types or extent of claims or loss that may be incurred or received.

We currently maintain insurance in connection with our business, including, among other coverages, directors and officers liability insurance, errors and omissions/professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and cyber insurance. The scope and limits of such insurance may not be sufficient to cover the types or extent of claims or loss that may be incurred or received. In addition, there may be risks for which we do not maintain or procure insurance coverage or for which the insurance coverage may not respond.

We are growing rapidly, and our insurance coverage may not be sufficient to protect us from any loss now or in the future and we may not be able to successfully claim our losses under our current insurance policies on a timely basis, or at all. Our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, and regulatory scrutiny.

If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

Our risk management policies and procedures, and those of our third-party vendors upon which we rely, may not be fully effective in identifying or mitigating risk exposure. If our policies and procedures do not adequately protect us from exposure to these risks, we may incur losses that would adversely affect our financial condition, reputation and market share.

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services such as information technology systems and infrastructure, portfolio management, custody, market data expenses and fund accounting and administration and pricing services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Further, as we expand into new lines of business, our risk management policies and procedures may not be able to adequately keep up with our current rapid rate of expansion, and may not be adequate or sufficient to mitigate risks. Moreover, we are subject to the risks of errors and misconduct by our employees and independent contractors, including fraud and non-compliance with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third-party indemnification, to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure, and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our business, financial condition and results of operations.

If there is a pledge of a substantial amount of Pagaya Ordinary Shares, a change of control could occur and could materially and adversely affect our financial condition, results of operation and cash flows.

Shareholders that beneficially own a significant interest in Pagaya may pledge a substantial portion of Pagaya Ordinary Shares that they own to secure loans made to them by financial institutions. If a shareholder defaults on any of its obligations under these pledge agreements or the related loan documents, these financial institutions may have the right to sell the pledged shares, subject to the lock-up restrictions set forth in the Pagaya Articles. Such a sale could cause our share price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares may be pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of Pagaya, even when such a change of control may not be in the best interests of our shareholders, and it could also result in a default under certain material contracts to which we are a party, which could materially and adversely affect our financial condition, results of operations and cash flows.

We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We may not be able to realize the potential benefits of any such future business investments or acquisitions, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business.

We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. Acquisitions or investments involve significant challenges and risks and could impair our ability to grow our business or develop new products or expand into new markets and ultimately could have a negative impact on our financial results. If we pursue a particular transaction, we may limit our ability to enter into other transactions that could help us achieve our other strategic objectives. If we are unable to timely complete acquisitions, we may be unable to pursue other transactions, we may not be able to retain critical talent from the target company, technology may evolve and make the acquisition less attractive, and other changes can take place which could reduce the anticipated benefits of the transaction and negatively impact our business. Regulators could also impose conditions that reduce the ultimate value of our acquisitions. In addition, to the extent that our perceived ability to consummate acquisitions has been harmed, future acquisitions may be more difficult, complex or expensive.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by shareholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges, and our due diligence processes may fail to identify significant issues with the assets or company in which we are investing or are acquiring. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.

Risks Related to Technology, Intellectual Property and Data

Regulators may assert, and courts may conclude, that certain uses of AI technology leads to unintentional bias or discrimination.

Regulatory agencies have expressed concerns that certain AI technology may lead to unintentional bias or discrimination in an automated credit analysis process. Such concerns could subject us to legal or regulatory liability, reputational harm, and/or increase our legal and compliance expenses. For example, on March 29, 2021, the Consumer Financial Protection Bureau (the “CFPB”) and the federal prudential bank regulators issued a “Request for Information and Comment on Financial Institutions’ Use of Artificial Intelligence, Including Machine Learning.” These regulators asked for comments regarding, among other things, whether the use of AI technology and machine learning in consumer credit underwriting can lead to bias and discrimination. A number of publicly submitted comments have asserted that AI technology and machine learning in consumer credit underwriting can lead to discrimination in violation of, inter alia, the Equal Credit Opportunity Act and the Fair Housing Act. This request for information process may lead to a regulatory rulemaking that could restrict the use of AI technology and machine learning in consumer credit underwriting. The CFPB recently announced that discrimination—intentional or unintentional but producing a discriminatory outcome—is an unfair, deceptive, or abusive act or practice (“UDAAP”) under the Consumer Financial Protection Act.

In conjunction with this update, the CFPB also announced changes to its supervision and examination manual for evaluating UDAAPs. The updated examination manual notes that discrimination may meet the criteria for “unfairness” by causing substantial harm to consumers that they cannot reasonably avoid and that harm is not outweighed by countervailing benefits to consumers. The Equal Credit Opportunity Act and the Fair Credit Reporting Act require creditors to provide consumers with the reasons for denial of credit or other adverse action, and providing such reasons can be more difficult given the complexity of certain AI technology. In addition, the Federal Trade Commission (“FTC”) has brought enforcement actions related to the use of AI and automated credit analysis in circumstances where the FTC has determined that the use of such tools is insufficiently transparent to consumers. Our inability to enable our Partners and their customers to comply with the requirements of existing laws or new interpretations of existing laws, or new regulatory rulemaking that restricts the use of AI technology in consumer credit underwriting or other markets, could adversely affect our business, financial condition, and results of operations. We may also be obligated to indemnify Partners or pay substantial settlement costs in connection with any such claim or litigation related to the use of our AI technology and automated credit analysis, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our AI technology could be costly and time consuming and divert the attention of our management and key personnel from our business operations. The CFPB has, at times, taken expansive views of its authority to regulate consumer financial services, including non-bank providers of consumer financial products and services, creating uncertainty as to how the agency’s actions or the actions of any other new government agency could adversely affect our business, financial condition and results of operations.

We may be unable to sufficiently, and it may be difficult and costly to, obtain, maintain, protect, or enforce our intellectual property and other proprietary rights.

Our ability to operate our businesses depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI technology and adversely affect our ability to compete with them. We rely on a limited combination of trade secret, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and any such efforts may not be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our proprietary technology, including our AI technology, may be alleged to infringe upon third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management, employees and independent contractors.

In addition, although in some cases a third party may have agreed to indemnify us for such costs; such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Furthermore, our technology may become obsolete or inadequate, and we may not be able to successfully develop, obtain or use new technologies to adapt our models and systems to compete with other technologies as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if our technology becomes obsolete or inadequate, our ability to maintain our model and systems or facilitate products could be adversely affected.

Our technology relies in part on third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to utilize our technology and increase our costs.

Our AI technology, including our computational infrastructure, relies on software licensed to us by third-party authors under “open-source” licenses. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. In addition, our ability to protect our proprietary intellectual property may, due to our reliance on open-source software, be limited. This would allow our competitors to create similar solutions with less development effort and time and ultimately put us at a competitive disadvantage. Although we monitor our use of open-source software to avoid subjecting our products to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. Moreover, our processes for controlling our use of open-source software may not be effective. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue operating our network on terms that are not economically favorable or feasible, to re-engineer our network or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our network depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that we use could prevent the deployment or impair the functionality of our systems and harm our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our network through cyberattacks. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.

Our proprietary AI technology relies in part on the use of our Partners’ borrower data and third-party data, and if we lose the ability to use such data, or if such data contains gaps or inaccuracies, our business could be adversely affected.

We rely on our proprietary AI technology, which includes statistical models built using a variety of datasets. Our AI technology relies on a wide variety of data sources, including data collected from our Partners’ customers and applicants, credit bureau data and our credit experience gained through monitoring the payment performance of our Partners’ customers over time. If we are unable to access and use data collected from our Partners’ customers and applicants, data received from credit bureaus, repayment data collected as part of the funding component of our network, or other third-party data used in our AI technology, or our access to such data is limited, our ability to accurately evaluate our Partners’ potential customers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy and effectiveness of our AI technology and the volume of products facilitated with the assistance of our network.

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other data sources. Such data is electronically obtained from third parties and used in our AI technology to process our Partners’ applicants. Data from national credit bureaus and other consumer reporting agencies and other information that we receive from third parties about a Partner’s applicant or borrower, may be inaccurate or may not accurately reflect the applicant’s or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness.

In addition, if third-party data used to improve our AI technology or train the AI model is inaccurate, or access to such third-party data is limited or becomes unavailable to us, the efficacy of our AI technology and our ability to continue to improve our AI technology would be adversely affected. Any of the foregoing could, for our Partners, result in sub-optimally and inefficiently evaluated assets, incorrect evaluation of transactions, or higher than expected losses, which in turn could adversely affect our ability to attract new asset investors and Partners or increase our Partners’ volume of financial products and adversely affect our business, financial condition and results of operations.

Cyberattacks, security breaches or similar compromise of our information technology systems, or those of third parties upon which we rely, or our data could adversely impact our brand and reputation and our business, operating results and financial condition.

We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of our Partners’ customers and other consumers providing their data to a Partner, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We rely on third parties to assist in our operations, and as a result, we manage a number of third-party vendors that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties turn to subcontractors or rely on their own service providers in outsourcing some of their responsibilities. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. Our ability to monitor third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Vulnerabilities may be exploited from inadvertent or intentional actions of our employees, independent contractors, third-party service providers, Partners, asset investors or by malicious third parties that may result in actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, cyberattacks that could lead to unauthorized persons obtaining confidential information, destruction of data, disruption or deterioration of service, sabotaged or damaged systems, as well as distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. Additional cybersecurity threats include, but are not limited to, credential harvesting, server malfunctions, software or hardware failures, adware, attacks enhanced or facilitated by AI, natural disasters, terrorism, war and telecommunication and electrical failures and other similar threats. Cyberattacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply chain attacks and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Further, an increase in employees working remotely could increase the risk of a security breach as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Significant disruptions of our, our Partners’ and third-party service providers’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

We may expend significant resources or modify our business activities to try to protect against security incidents, but our systems, policies and procedures may not be able to adequately keep up with our rapid expansion and may not be adequate or sufficient to mitigate risks. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause our Partners’ customers and potential customers to lose confidence in the effectiveness of our data security measures related to our AI technology and business. Any security breach, whether actual or perceived, would harm our reputation and ability to attract new Partners and asset investors.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Any sensitive information (including confidential, competitive, proprietary, or personal data) that we may input now or in the future into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Our Financing Vehicles rely on third-party service providers for a substantial portion of our business activities and for Financing Vehicles, and any disruption of service experienced by such third-party service providers or our failure to manage and maintain existing relationships or identify other high-quality, third-party service providers could harm our reputation, business, results of operations and growth prospects.

Our Financing Vehicles rely on a variety of third-party service providers in connection with a substantial portion of the operation of our business and Financing Vehicles. Any performance issues, errors, bugs or defects in third-party software or services could result in errors, defects or a failure of our solutions, which could materially and adversely affect our reputation, business, financial condition and results of operations. Many of our third-party service providers attempt to impose limitations on their liability for such performance issues, errors, bugs or defects, and if enforceable, we may have additional liability to our Partners, asset investors or to other third parties that could harm our reputation and increase our operating costs. Additionally, in the future, we might need to license other software or services to enhance our solutions and meet evolving Partner and asset investor demands and requirements, which may be unavailable to us on commercially reasonable terms or not at all. Any limitations on our ability to use or obtain third-party software or services could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solutions until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or licensed and integrated into our solutions, which could adversely affect our business. In addition, third-party software and services may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business, financial condition and results of operations. We will need to maintain our relationships with third-party service providers and obtain software and services from such providers that do not contain any material errors or defects. Any failure to do so could adversely affect our ability to deliver effective solutions to Partners and asset investors and adversely affect our business.

Under applicable employment laws, we may not be able to enforce covenants not to compete.

We generally enter into non-competition agreements as part of our employment agreements with our employees. These agreements generally prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors, Partners or asset investors for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise our former employees or consultants developed while working for us. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the protection of a company’s trade secrets or other proprietary know how.

Risks Related to our Single Family Rental (“SFR”) Operations

We have not yet fully integrated Darwin into our existing operations and may fail to fully realize all of the anticipated benefits, including enhanced revenue, earnings and cash flow from our acquisition which could have a significant and adverse impact on our SFR operations or the returns of certain Financing Vehicles.

In January 2023, we completed the acquisition of Darwin to further develop our real estate investment line of business. The acquisition of Darwin has required the integration of the technology, operations, and personnel of Darwin into our existing operations, and that integration is not yet complete. The strategic acquisition of Darwin has already been impactful to our financial condition and results of operations, but there can be no guarantee that we have successfully evaluated or utilized the acquired business, products, or technology, or accurately forecasted the financial impact of this strategic acquisition. As part of the purchase accounting associated with the acquisition, goodwill and intangible asset balances were recorded on the consolidated balance sheet. If cash flows from the acquisition fall short of our anticipated amounts, these assets could be subject to non-cash impairment charges, negatively impacting our earnings. Failure to fully and successfully integrate Darwin and / or realize the anticipated benefits could have a significant and adverse impact on our SFR operations or the returns of certain Financing Vehicles.

Our failure to address risks or other problems encountered in connection with this strategic acquisition could cause us to fail to realize the anticipated benefits of such strategic acquisitions, incur unanticipated liabilities, and harm our business, financial condition and results of our SFR operations, as well as negatively impact certain of our Financing Vehicles.

If we fail to continuously innovate, improve and expand the technology we use in our SFR operations, including Darwin’s property management platform, our business, financial condition and results of operations could be negatively impacted.

Our success depends on our ability to continuously innovate and improve our platforms to provide value to our investors, our real estate customers, and their tenants. As a result, we have invested and plan to continue to invest significant resources in research and development to improve and maintain our platforms and support our technology infrastructure. Our investments in our platforms allow us to provide an expanded suite of technology offerings, which we believe separate us from our competitors. However, there can be no guarantee that in the future we can continue to launch new products and services in a timely manner, or at all. Even if we do launch new products and services, they might not be utilized by our real estate customers and tenants at the rate we expect, or at all. Although we believe these investments help our real estate customers succeed, there can be no guarantee that we will retain our real estate customers across the markets we serve, nor that our investments will lead to increased utilization of our platforms or that increased utilization of our platforms will drive increased productivity or revenues for us. Additionally, we may expand our technology offerings by acquiring additional real estate technology companies. Although we think these strategic acquisitions could expand our capabilities into critical components of the transaction, our customers may not value these additions and may not utilize them at the rate we expect, which may negatively impact our business, financial condition and results of operations.

The financial success of our SFR operations will depend on our ability to continue to anticipate the needs of owners of single-family rental real estate and to successfully develop and introduce new and upgraded services.

To be successful, we must be able to quickly adapt to changes in the single-family rental real estate industry, as well as rapid technological changes by continually enhancing our information, analytics and online management. As a result, we must continually invest resources in research and development to improve the appeal and comprehensiveness of our services and effectively incorporate new technologies. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, product development team, management and researchers. The processes are costly and our efforts to develop, integrate and enhance our services may not be successful. If we are unsuccessful in obtaining greater market share or in obtaining widespread adoption of new or upgraded services, we may not be able to offset the expenses associated with the development, launch and marketing of the new or upgraded service. In addition, as we integrate acquired businesses, we continue to assess which services we believe will best meet the needs of our customers. If we eliminate or phase out a service and are not able to offer and successfully market and sell an alternative service, our revenue may decrease. Finally, a downturn in demand for single-family rental real estate may have a pronounced effect on our SFR operations.

The SFR market is highly competitive, and we may be unable to compete successfully against our existing and future competitors.

The SFR market is competitive and fragmented, and we expect competition to continue to increase. The success of our SFR operations depend on our ability to continue to attract customers to our platform, and to enhance their engagement in a cost effective manner. We face competition on a national level and in each of our markets from traditional real estate management firms and traditional real estate agents, some of which operate nationally and others that are limited to a specific region or regions. We also face competition from real estate technology companies, including a growing number of internet based brokerages and others who operate with a variety of business models.

New entrants, particularly smaller companies offering point solutions, continue to join our market categories. However, our existing and potential competitors include real estate technology companies and real estate brokerage firms and management companies that operate, or could develop, national and/or local businesses offering similar services, including real estate brokerage and management services, to home buyers or sellers or institutional owners. Several of these real estate companies which may enter our market categories could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and more types of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses.

The success of our SFR operations depends on general economic conditions, the health of the U.S. real estate industry generally, and risks generally incident to the ownership and leasing of single-family rental real estate, and our SFR operations may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends, and volatility in the single-family rental real estate lease market.

Our success is impacted, directly and indirectly, by general economic conditions, the health of the U.S. real estate industry and the markets in which we operate, and risks generally incident to the ownership and leasing of residential real estate, many of which are beyond our control. Our business could be harmed by a number of factors that could impact the conditions of the U.S. real estate industry, as well as the markets that we operate in, including:

•a period of slow economic growth or recessionary conditions;
•volatility in the residential real estate industry;
•insufficient or excessive single-family home inventory levels by market or price points;
•increasing mortgage rates and down payment requirements or constraints on the availability of mortgage financing;
•a low level of consumer confidence in the economy or the single-family rental real estate market due to macroeconomic events domestically or internationally;
•weak credit markets;
•instability of financial institutions;
•legislative or regulatory changes (including changes in regulatory interpretations or regulatory practices) that would adversely impact the single-family rental real estate market as well as federal and/or state income tax changes and other tax reform affecting real estate and/or real estate transactions;
•insufficient or excessive regional single-family home inventory levels;
•adverse changes in local, regional, or national economic conditions;
•the inability or unwillingness of consumers to enter into single-family rental lease transactions;
•a decrease in the affordability of homes including the impact of rising mortgage rates, home price appreciation and wage stagnation or wage increases that do not keep pace with inflation;
•increasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and
•natural disasters, such as hurricanes, earthquakes and other events (including pandemics and epidemics) that disrupt local or regional real estate markets.

As our SFR revenue is driven in part by leasing and property management of single-family rental real estate and the sale of such properties, any slowdown or decrease in the total number of single-family rental real estate lease transactions for any of the above reasons could adversely affect our SFR operations.

The single-family rental real estate market historically has also been seasonal, with greater demand in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform and lease activity.

In addition, our investments are and will continue to be concentrated in our existing and target markets and in the single-family rental leasing sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on our SFR operating results than if we had more fully diversified portfolio of SFR Partners and properties.

Our SFR Partners depend on residents and their willingness to meet their lease obligations and renew their leases. Poor tenant selection, defaults, and non-renewals by residents may adversely affect our reputation and the financial performance of our SFR operations.

Our SFR Partners depend on rental income from residents. As a result, the success of our SFR operations depends in large part upon the ability to attract and retain qualified residents for our customers’ properties. Our reputation and financial performance would be adversely affected if a significant number of residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use properties for illegal purposes, damage or make unauthorized structural changes to properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with Home Owner Association (“HOA”) regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. Furthermore, entities directed by, or notionally affiliated with, the federal government as well as some state and local jurisdictions across the United States have from time to time imposed temporary eviction moratoriums if certain criteria are met by residents, which allows residents to defer missed rent payments without incurring late fees, and in certain cases prohibit rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents.

Damage to properties may delay releasing after eviction, necessitate expensive repairs, or impair the rental income or value of the property resulting in a lower than expected rate of return for our services. Increases in unemployment levels and other adverse changes in economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we could experience delays in receiving revenue for our services and re leasing the property.

A significant number of our SFR Partners’ residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.

A significant number of our SFR Partners’ properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs in which our customers own properties may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease, or operate our properties, or require us to restore or maintain such properties at standards or costs that are in excess of planned budgets.

Some HOAs impose limits on the number of property owners who may lease their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs from lost rental revenue. Additionally, the governing bodies of the HOAs in which our SFR Partners own property may not make important disclosures about the properties or may block access to HOA records, initiate litigation, restrict the ability to sell our customers’ properties, impose assessments, or arbitrarily change the HOA rules. Our SFR Partners may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause them to sell such property at a loss, prevent them from leasing such property, or otherwise reduce their cash flow from such property, which would have an adverse effect on our SFR operations. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to or extinguish mortgage liens on properties. Such actions, if not cured, may give rise to events of default under certain of our customers’ indebtedness, which could have an adverse impact on our SFR operations.

Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.

Though we are internally managed, we use local and national third party vendors and service providers to provide certain services for our SFR Partners’ properties. For example, we typically engage third party home improvement professionals with respect to certain maintenance and specialty services, such as HVAC, roofing, painting, and floor installations. Selecting, managing, and supervising these third party service providers requires significant resources and expertise, and because our portfolio consists of geographically dispersed properties, our ability to adequately select, manage, and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. An overall labor shortage experienced by our vendors, lack of skilled labor, increased turnover, or labor inflation, or as a result of general macroeconomic factors, could have a material adverse impact on our SFR operations.

In addition, we rely on the systems of our third party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service, and their ability to attract and retain sufficient qualified associates to perform our work. A failure in the systems of one of our third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified associates, could have a material adverse effect on our business, results of operations, and financial condition.

Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence, or theft by our third party service providers. In addition, any removal or termination of third party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third party service providers may reflect poorly on us and could significantly damage our reputation. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines, or penalties and our reputation may suffer. In the event of failure by our general contractors to pay their subcontractors, our properties may be subject to filings of mechanics or materialmen liens, which we may need to resolve to remain in compliance with certain debt covenants, and for which indemnification from the general contractors may not be available.

We rely on information supplied by prospective residents in managing our business.

Through a combination of third parties and our own analysis, a resident screening process is performed, including obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. Leasing decisions are made based on information in rental applications completed by a prospective resident and screened by our third-party partner, and we cannot be certain that this information is accurate. Additionally, these applications are submitted to us at the time of evaluation of a prospective resident, and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our customers’ portfolio over time. If resident supplied information is inaccurate or our residents’ creditworthiness declines over time, our customers may make poor or imperfect leasing decisions and revenue generated by our customers’ portfolios may contain more risk than we believe.

We are subject to payment-related and leasing fraud from tenants and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions.

Darwin’s property management platform processes a significant volume and dollar value of transactions on a daily basis. When renters do not fulfill their obligations we have incurred and will continue to incur losses from claims by customers, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fraud on Darwin’s property management platform, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of charge backs, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which could adversely impact our SFR operations.

Our payments platform is susceptible to potentially illegal or improper uses, including money laundering, transactions in violation of economic and trade sanctions, corruption and bribery, terrorist financing, fraudulent listings, customer account takeovers, or the facilitation of other illegal activity. Use of our payments platform for illegal or improper uses has subjected us, and may subject us in the future, to claims, lawsuits, and government and regulatory investigations, inquiries, or requests, which could result in liability and reputational harm for us. We have taken measures to detect and reduce fraud and illegal activities, but these measures need to be continually improved and may add friction to our booking process. These measures may also not be effective against fraud and illegal activities, particularly new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our SFR operations could be adversely affected.

Vacant properties could be difficult to lease, which could adversely affect our SFR operations.

The properties our SFR Partners acquire may often be vacant at the time of closing, and our customers may acquire multiple vacant properties in close geographic proximity to one another. They may not be successful in locating residents to lease the individual properties as quickly as they had expected, or at all. Even if they are able to place residents as quickly as they had expected, they may incur vacancies in the future and may not be able to re-lease those properties without longer than assumed delays, which may result in increased renovation and maintenance costs and opportunity costs. Vacant homes may also be at risk for fraudulent activity which could impact our customers’ ability to lease a home. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, our customers may incur additional operating expenses and capital expenditures, and their homes could be substantially impaired, all of which may have a material effect on our SFR operations.

We may not be able to effectively control the timing and costs relating to the renovation and maintenance of our properties, which may adversely affect our SFR operations.

Nearly all of our SFR Partners’ properties require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. Our customers may acquire properties that they plan to renovate extensively. They may also acquire properties that they expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and our customers will pay the costs of renovating. In addition, from time to time, our SFR Partners may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover.

Our customers’ properties have infrastructure and appliances of varying ages and conditions. Consequently, independent contractors and trade professionals are routinely retained to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, delays in receiving materials, fixtures, or appliances, certificates of occupancy, and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across our SFR Partners’ properties prove to be materially inaccurate, our SFR operations may be adversely affected.

We may not have control over timing and costs arising from renovating our customers’ properties, and the cost of maintaining rental properties is generally higher than the cost of maintaining owner-occupied homes, which may affect the results of our SFR operations.

Renters impose additional risks to owning real property. Renters do not have the same interest as an owner in maintaining a property and its contents and generally do not participate in any appreciation of the property. Accordingly, renters may damage a property and its contents, and may not be forthright in reporting damages or amenable to repairing them completely, or at all. A rental property may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided by the resident when the rental property was originally leased. Accordingly, the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which may adversely affect our SFR operations.

The SFR marketplace faces significant competition with larger established players.

We may not be able to compete successfully against existing or future competitors, which could harm our SFR operations. We compete to attract tenants and customers who use Darwin’s platform. Our competitors may have greater brand recognition or more direct sales personnel than we have, which may provide them with competitive advantages. Pressure from competitors seeking to acquire a greater share of our tenant and customer market share could adversely affect our pricing and margins, lower our revenue and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our SFR operations could be adversely affected.

Our SFR Partners face significant competition in the leasing market for quality residents, which may limit the ability to lease our single-family homes on favorable terms.

Our SFR Partners’ success, and therefore our SFR operations success, depends in large part upon the ability to attract and retain qualified residents for our SFR Partners’ properties. Our customers face competition for residents from other lessors of single-family rental properties, apartment buildings, and condominium units. Competing properties may be newer, better located, and more attractive to residents. Potential competitors may have lower rates of occupancy than our customers do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than our customers might offer. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our customers’ ability to obtain quality residents and lease their single-family rental properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our customers’ properties. This competition may affect our customers’ ability to attract and retain residents and may reduce the rental rates they are able to charge.

In addition, our customers could also be adversely affected by overbuilding or high vacancy rates of homes in their markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.

Laws, regulations, and rules that affect the short-term rental and the long-term rental business may expose us to significant penalties, which could have an adverse effect on our SFR operations.

There have been and continue to be legal and regulatory developments that affect the short-term rental and long-term rental of single-family rental properties and buying and selling real estate. Private groups, such as homeowners, landlords, and condominium and neighborhood associations, have adopted contracts or regulations that purport to ban or otherwise restrict single-family rental properties, and third-party lease agreements between landlords and tenants, home insurance policies, and mortgages may prevent or restrict the ability of our customers to list their spaces. These groups and others cite concerns around affordable housing, among other issues, and some state and local governments have implemented or considered implementing rules, ordinances, or regulations governing the short-term or long-term rental of properties. Legislation in other regions also could have a material impact on the way short-term and long-term rentals are regulated. Such regulations include ordinances that restrict or ban our SFR Partners from short-term rentals, long-term rentals, set annual caps on the number of days customers can lease their homes, require customers to register with the municipality or city, or require customers to obtain permission before offering short-term rentals. Macroeconomic pressures and public policy concerns could also lead to new laws and regulations, or interpretations of existing laws and regulations, or widespread enforcement actions that limit the ability of our customers to lease their single-family residences. If laws, regulations, rules, or agreements significantly restrict or discourage our customers in certain jurisdictions from leasing their properties, it could have an adverse effect on our SFR operations.

Compliance with governmental laws, regulations, and covenants that are applicable to our SFR Partners’ properties or that may be passed in the future, including affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to manage customer properties and could adversely affect our growth strategy.

Rental homes are subject to various federal, state, and local laws and regulatory requirements, including permitting, licensing, and zoning requirements. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict the use of our customers’ properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos cleanup, or hazardous material abatement requirements. Such local regulations may cause our SFR Partners to incur additional costs to renovate or maintain their properties in accordance with the particular rules and regulations, which could affect the desirability of owning investment properties. Additionally, state and local agencies may place affordability covenants on certain properties to ensure that they are used to provide affordable housing for persons or families of lower income.

Tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our SFR Partners’ ability to increase rental rates may negatively impact their rental income and profitability.

As the landlord of numerous properties, our SFR Partners are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise costs and expose our customers to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our SFR Partners’ ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises.

Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our SFR Partners’ ability to increase rental rates, which may affect their rental income. Especially in times of recession and economic slowdown, rent control initiatives can amass significant political support. If rent controls unexpectedly became applicable to certain of our customers’ properties, their revenue from and the value of such properties could be adversely affected, as could our SFR operations.

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our SFR Partners’ markets, and both we and our customers could become a target of legal demands, litigation, and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues; and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising, and grassroots organizing activities to focus on landlord-resident issues.

Although we and our SFR Partners intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek. Additionally, such organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business, or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Risks Related to Dual Class Structure

The dual class structure of Pagaya Ordinary Shares has the effect of concentrating voting power with certain shareholders—in particular, our Founders—which will effectively eliminate your ability to influence the outcome of many important determinations and transactions, including a change in control.

Our Class A Ordinary Shares, which are the shares that are being issued or offered for resale, have one vote per share, and our Class B Ordinary Shares have 10 votes per share. On June 22, 2022, the Founders, and any person or entity that, through contract, proxy or operation of law, has irrevocably delegated the sole and exclusive right to vote the Class B Ordinary Shares held by such person or entity to a Founder (“Permitted Class B Owners”), received all of the Class B Ordinary Shares that were issued and outstanding. By virtue of their holdings of Class B Ordinary Shares, the Founders, in the aggregate, hold approximately 70.2% of our voting power. In addition, the Founders hold Pagaya Options which, if exercised in full and assuming no dilution of their holdings, would result in the Founders’ holding, in the aggregate, approximately 86.1% of our voting power. This percentage may increase if additional shares are issued to our Founders based on increases in our market capitalization at the EJFA Closing as a result of the vesting of stock options. All outstanding Class B Ordinary Shares held by a Founder and any Permitted Class B Owners will automatically be converted into an equal number of Class A Ordinary Shares (and therefore will have one rather than 10 votes per share) on the earliest to occur of (i) (A) (1) such Founder’s employment as our officer being terminated not for cause, (2) such Founder resigning as our officer, (3) death or Permanent Disability (as defined in the Pagaya Articles) of such Founder or such Founder’s bankruptcy; provided, however, that if such Founder or such Permitted Class B Owner validly provides for the transfer of some or all of his, her or its Class B Ordinary Shares to one or more of the other Founders or Permitted Class B Owners affiliated with one or more of the other Founders in the event of death or Permanent Disability, then such Class B Ordinary Shares that are transferred to another Founder or Permitted Class B Owner affiliated with one or more of the other Founders shall remain Class B Ordinary Shares and shall not convert into an equal number of Class A Ordinary Shares or (4) the appointment of a receiver, trustee or similar official in bankruptcy or similar proceeding with respect to a Founder or his Class B Ordinary Shares and (B) such Founder no longer serving on Pagaya Board; (ii) 90 days after such Founder is terminated for cause, subject to certain exceptions, or (iii) the earliest to occur of (A) such time as the Founders and their permitted transferees first collectively hold less than 10% of our total issued and outstanding ordinary share capital and (B) the 15th anniversary of the EJFA Closing. See Exhibit 4.9 to this Annual Report for further discussion of the terms of the Pagaya Articles, including the circumstances under which a Founder’s Class B Ordinary Shares will convert into Class A Ordinary Shares. Accordingly, except with respect to the limited matters as to which Israeli corporate law requires approval by a majority of votes cast by shareholders other than controlling shareholders, and although such Founders are not parties to any voting agreement (other than the Pagaya Voting Agreement) or similar arrangement and are free to act independently of one another and without coordination or collaboration, such Founders will collectively effectively control all matters submitted to the our shareholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval.

The Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer, or proxy contest for the removal of directors. As a result, our governance structure and the adoption of the Pagaya Articles may have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management.

The dual class structure of Pagaya Ordinary Shares may adversely affect the trading market for Class A Ordinary Shares.

Our dual class structure has likely been a contributing factor, either directly or indirectly, in a lower or more volatile market price of Class A Ordinary Shares, and may also result in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indices. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P Mid Cap 400 and the S&P SmallCap 600, to disfavor companies with multiple classes of shares from being added to these indices. Beginning in 2017, MSCI Inc. (“MSCI”), a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual class capital structure would make us ineligible for inclusion in indices that exclude companies with multi-class share structures, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in Class A Ordinary Shares. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make Class A Ordinary Shares less attractive to investors and, as a result, the market price of Class A Ordinary Shares could be adversely affected.

Risks Related to Our Legal and Regulatory Environment

Litigation, regulatory actions, consumer complaints and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

In the ordinary course of business, we may be named as a defendant in various legal actions, including litigation, involving our Partners’ financial products. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. Generally, litigation involving our Partner’s financial products arises from the dissatisfaction of a consumer with the products or services offered by our Partners; however, some of this litigation may arise from other matters, including claims of violation of laws related to collections efforts, and credit reporting. Our involvement in any such matter also could cause significant harm to our or our Partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions, other state or local regulatory or enforcement actions, and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws, actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating and collecting consumer finance loans and other consumer financial services and products. In the current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, which may delay or preclude our or our Partners’ ability to provide certain new products and services, including the use of our AI technology by Partners. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection and anti-discrimination statutes or under any of the various federal consumer financial services statutes, including those prohibiting discrimination in lending and unfair, deceptive, and abusive acts or practices, may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.

Many of the consumer and credit assets that the Financing Vehicles acquire are governed by agreements that include arbitration clauses. If these arbitration agreements were to become unenforceable for any reason, or such clauses are not included, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issues, could result in financial remediation. These self-identified issues and remediation payments could be significant, depending on the issues and impact, and could generate litigation or regulatory investigations that subject us to additional risk.

If we fail to comply with or facilitate compliance with, or our Partners fail to comply with the variety of federal, state and local laws to which we or they are subject, including those related to consumer protection, consumer finance, lending, fair lending, data protection, and investment advisory services, or if we or our Partners are found to be operating without having obtained necessary state or local licenses, it may result in regulatory action, litigation, or monetary payments or may otherwise negatively impact our reputation, business, and results of operations, and may prevent us from serving users in jurisdictions where those regulations apply.

Our Partners and prospective Partners are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our products and services address. Additionally, we facilitate compliance with these regulatory requirements. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality and use of our AI technology and network. In addition, we and our Partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our Partners, vendors, and other service providers indirectly, including through certain uses of our products and services, and in areas such as consumer finance and lending, investment advisory and securities law, and data protection, use and cybersecurity, and through our relationships with our Partners and the Financing Vehicles.

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our Partners that are independently subject to supervision by federal and state financial services and consumer protection regulators, including those applicable to consumer credit transactions, account servicing and debt collection, and the purchase and sale of whole loans and other related transactions. Certain state laws generally regulate interest rates, fees and other charges, require certain disclosures and regulate various loan terms and conditions. In addition, other federal and state laws may apply to loan originations, underwriting, allocation of finance assets originated by our Partners, the servicing and collection of loans and other obligations, the purchase and sale of whole loans or other obligations or securitization vehicles.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities relating to consumer finance transactions, including facilitating, offering and assisting with such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or purchasing or selling consumer loans or other obligations. The application of some consumer finance licensing laws to our AI technology, the networks of our Partners and the related activities we perform is unclear or debatable, which increases the risk that we may be deemed noncompliant with such licensing laws. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation activities. If we or our Partners were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, our business could be harmed or limited, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the obligations from our Partners could be rendered void or unenforceable, in whole or in part, any of which could have a material adverse effect on our business.

In particular, certain statutes, laws, regulations and rules to which we, our Partners, the Financing Vehicles or their respective service providers are or may be subject, and with which we facilitate or may facilitate compliance, include:

•foreign, U.S. federal and state lending statutes and regulations that require certain parties, including our Partners, to hold licenses or other government approvals or filings in connection with specified activities, and impose requirements related to marketing and advertising, transaction disclosures and terms, fees and interest rates, usury, credit discrimination, credit reporting, servicemember relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, cybersecurity, conduct in connection with data breaches and money transmission;
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act, and similar state and municipal fair lending laws;
•foreign, U.S. federal and state securities laws, including, among others, the Securities Act, the Exchange Act, the Investment Advisers Act, and the Investment Company Act rules and regulations adopted under those laws, and similar foreign, state laws and regulations which govern securities law, advisory services, Financing Vehicles or how we generate or purchase consumer credit assets, other loan product regulations, the Israeli Joint Investments in Trust Law, 5754-1994, the Israeli Securities Law, the Israeli Law for Regulation of Investment Advice, Investment Marketing and Portfolio Management, 5755-1995, the Israeli Law for Supervision of Financial Services (Regulated Financial Services), 5776-2016, and the Israeli Banking (Licensing) Law, 5741-1981;
•foreign, U.S. federal and state laws and regulations addressing privacy, cybersecurity, data protection, and the receipt, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data, including, among others, Fair Credit Reporting Act (the “FCRA”), Gramm-Leach-Bliley Act (the “GLBA”), Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, Controlling the Assault of Non-Solicited Pornography and Marketing (the “CAN-SPAM”), Telephone Consumer Protection Act (the “TCPA”), Federal Trade Commission Act (the “FTC Act”), California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), General Data Protection Regulation (the “GDPR”) and the Protection of Privacy Law 5741-1981;
•the FCRA and Regulation V promulgated thereunder, which imposes certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining or using consumer reports, taking adverse action on the basis of information from consumer reports, the accuracy and integrity of furnished information, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information and other related data use laws and regulations;

•the GLBA and Regulation P promulgated thereunder, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•the U.S. credit risk retention rules promulgated under the Dodd-Frank Act, which require a securitizer of securitization vehicles to retain an economic interest in the credit risk of the assets collateralizing the securitization vehicles;
•the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their consumer credit obligations, require creditors to comply with certain practice restrictions, limit the ability of a creditor to impose certain terms, impose disclosure requirements in connection with credit card applications and solicitations, and impose disclosure requirements in connection with credit advertising;
•Section 5 of the FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive, unconscionable, unlawful or abusive acts or practices;
•the Credit Practices Rule, which (i) prohibits creditors from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers; (ii) requires creditors to advise consumers who co-sign obligations about their potential liability if the primary obligor fails to pay; and (iii) prohibits certain late charges;
•the FRB, OCC (as defined below) and FDIC guidance related to model risk management and management of vendors and other bank specific requirements pursuant to the terms of service agreements with banks and the examination and enforcement authority of the FDIC under the Bank Service Company Act;
•U.S. federal and state regulation and licensing requirements related to the auto insurance and finance industries, including related to being a manager general agent;
•the U.S. Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, and imposes restrictions on enforcement of loans to servicemembers, so that military members can devote full attention to military duties;
•the Military Lending Act, which requires those who lend to “covered borrowers,” including members of the military and their dependents, to only offer Military Annual Percentage Rates (“APRs”) (a specific measure of all-in-cost-of-credit) under 36%, prohibits arbitration clauses in loan agreements, and prohibits certain other loan agreement terms and lending practices in connection with loans to military servicemembers, among other requirements, and for which violations may result in penalties including voiding of a loan agreement;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Right to Financial Privacy Act and similar state laws enacted to provide the financial records of financial institution customers a reasonable amount of privacy from government scrutiny;
•the Bank Secrecy Act and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by the Office of Foreign Assets Control (“OFAC”) under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system;
•governmental laws, regulations, and covenants that are applicable to the properties that our Financing Vehicles have interests in, including tenant relief laws, restrictions on evictions and collections, rent control laws, affordability covenants, permit, license, and zoning requirements;
•U.S. Fair Housing Act and state and local fair housing laws; and
•other foreign, U.S., federal, state and local statutes, rules and regulations.

We and our Partners may not always have been, and may not always be, in compliance with these and other applicable statutes, regulations, rules and other laws. Compliance with these requirements is costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate consumer financial services in ways that make it more difficult or costly for us to operate our AI technology and offer related services or facilitate the allocation of obligations from our Partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in 2019, a bill was introduced in the U.S. Senate that would create a notional cap of the lesser of 15% Annual Percentage Rate (“APR”) or the maximum rate permitted by the state in which the consumer resides. Although such a bill may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be placed through our network. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to enforce relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the assets acquired by the Financing Vehicles. For example, California has enacted a “mini-CFPB,” which increases its oversight over partnership relationships and strengthens state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Additionally, voter referenda have been introduced and, in some cases, passed restrictions on interest rates and/or APRs. If such legislation or bills were to be adopted, or state or federal regulators seek to restrict regulated financial institutions such as our Partners from engaging in business with us in certain ways, our Partners’ ability to originate assets in certain states, and the ability of Financing Vehicles to purchase such assets, could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

In addition, we are currently subject to a variety of, and may in the future become subject to, additional foreign, federal, state, and local laws that are continuously changing, including laws related to: the real estate brokerage, auto insurance, real estate ownership and services industries, and data security, cybersecurity, privacy, and consumer protection. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

Where applicable, we seek to comply with applicable law. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that our compliance policies and procedures will be effective. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Nevertheless, if we, our Partners or the Financing Vehicles are found to not comply with applicable laws, we could become subject to greater scrutiny by regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate or acquire assets or make our network available to Partners and their customers in particular states, which may harm our business. In addition, non-compliance could subject us to damages, litigation, class action lawsuits, regulatory action, investigations, administrative enforcement actions, monetary payments to our Partners or asset investors, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would harm our business and reputation.

Changes in laws or regulations relating to privacy, cybersecurity, data protection, or the protection, use or transfer of personal information, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection, or the protection or transfer of personal information, could adversely affect our business.

We, our Partners, vendors, and other service providers, receive, collect, use, disclose, transmit, and store a large volume of personally identifiable information and other sensitive data relating to individuals, such as our Partners’ customers, asset investors and our employees. Our use, receipt, and other processing of data in our business subjects us to numerous state, federal and foreign laws and regulations, addressing privacy, cybersecurity, data protection, and the receipt, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data, including, for example, the GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, TCPA, FCRA, FTC Act, and the CCPA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may be inconsistent from one jurisdiction to another.

For example, on December 9, 2021, the FTC adopted amendments to the GLBA’s Safeguards Rule, which requires financial services providers, like our Partners, to develop, implement, and maintain a comprehensive information security program. The amendments provide more prescriptive security controls that financial services providers are required to implement, such as specific access and authentication controls, risk assessment requirements, and oversight by appointment of a Chief Information Security Officer who is required to provide annual written reports to the board of directors. In addition, the FTC has brought enforcement actions against third-party service providers of financial services providers directly and against financial services providers for failures by service providers to implement appropriate controls to safeguard consumers’ personal information.

As another example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures to California consumers and honor requests of consumers to exercise certain data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request correction of such personal information, the right to request deletion of such personal information, and the right to opt out of certain disclosures of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per intentional violation. Some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, Colorado, Connecticut, New Hampshire, Illinois, Nebraska, and Utah. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), and on July 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), comprehensive privacy statutes that became effective on January 1, 2023 and July 1, 2023, respectively, and share similarities with the CCPA, CPRA, and legislation proposed in other states.

The CCPA, CPRA, CDPA, CPA and other changes in laws or regulations relating to privacy, cybersecurity, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our network, require significant changes to our operations, or even prevent us from providing our network in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, CDPA and CPA, which provide consumers with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized data security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our Partners’ customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our receipt, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, cybersecurity, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the FCRA, GLBA, CCPA, CDPA, CPA and potentially other laws and regulations that may be proposed or amended, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

As our business has grown, we must also remain compliant with privacy and data security laws from other jurisdictions outside of the United States and Israel, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). The EU GDPR and the UK GDPR govern the collection, use, disclosure, transfer or other processing of personal data of persons located in the European Economic Area (the “EEA”) and the United Kingdom and the data practices of companies operating in the EEA and the United Kingdom, respectively. Among other things, the EU GDPR and the UK GDPR impose requirements regarding the security of personal data and notification of data processing obligations to competent national data protection authorities, provide for lawful bases on which personal data can be processed, provide for an expansive definition of personal data and require changes to informed consent practices. In addition, the EU GDPR and the UK GDPR provide for heightened scrutiny of transfers of personal data from the EEA and the United Kingdom, to the United States and other jurisdictions that local regulators do not recognize as having “adequate” data protection laws, and impose substantial fines for breaches and violations (up to the greater of €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of an enterprise’s consolidated annual worldwide gross revenue). The EU GDPR and the UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations.

We may use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, cybersecurity, data protection, and information security, it is possible that our interpretations of the law, practices, or our network could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our Partners, vendors, service providers, or Partners’ customers, to comply with applicable laws or regulations or any other obligations relating to privacy, cybersecurity, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personal information or other data relating to consumers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing Partners from working with us, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation (including class claims), any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

A heightened regulatory and enforcement environment in the financial services industry may have an adverse impact on our Partners and our business.

Since the enactment of the Dodd-Frank Act, a number of substantial regulations affecting the supervision and operation of the financial services industry within the United States have been adopted, including those that establish the CFPB. The CFPB has issued guidance that applies to, and conducts direct examinations of, “supervised banks and nonbanks” as well as “supervised service providers”. In addition, the CFPB regulates consumer financial products and services. Certain of our Partners are also subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us.

To the extent this oversight or regulation negatively impacts our Partners, our business, financial condition, and results of operations could be adversely affected because, among other matters, our Partners could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by re-negotiating their agreements with us. Additional regulation, examination, and oversight of us could require us to modify the manner in which we contract with or provide products and services to our Partners, require us to invest additional time and resources to comply with such oversight and regulations, or limit our ability to update our existing products and services, or require us to develop new ones. Any of these events, if realized, could adversely affect our business, financial condition, and results of operations. The heightened enforcement environment includes a recent initiative by the Department of Justice Civil Rights Division, the CFPB and bank regulators to focus on “digital redlining” resulting from purportedly biased underwriting algorithms.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements, our activities may be restricted, and our ability to conduct business could be materially adversely affected.

If we were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business. The Investment Company Act contains substantive legal requirements that regulate the manner in which an “investment company” is permitted to conduct its business activities.

The Investment Company Act defines an “investment company” as, in pertinent part, an issuer that holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or, absent an applicable exemption, owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. However, an issuer engaged primarily, directly or through a wholly-owned subsidiary or subsidiaries (that themselves are not investment companies or relying on an exclusion from the definition of “investment company” set out in Sections 3(c)(1) or 3(c)(7)), in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities is excluded from the definition of “investment company.”

We currently hold interests in securitization transactions in order to satisfy U.S. risk retention requirements, which in the aggregate exceed 40% of our assets (exclusive of U.S. government securities and cash items) reflected on our balance sheet. Nonetheless, we believe that we are engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities and we have conducted, and intend to continue to conduct, our business in a manner that does not result in us being characterized as an investment company. We believe that we are engaged primarily in the business of developing and implementing proprietary AI technology and related software solutions to assist Partners to originate loans and other assets with more effective credit decision-making processes, and sponsoring, managing and/or administering Financing Vehicles; and we are not in the business of investing, reinvesting or trading in securities. Although we also believe that our primary source of income is fees earned in exchange for the provision of services and not income on investment securities, to avoid being deemed an investment company, we may decide to forego attractive opportunities to expand our business.

If we are deemed to be an investment company under the Investment Company Act, including as a result of changes in our business in the future (although no such changes are currently anticipated), we may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition and results of operations. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our current operations and could materially and adversely affect our business, financial condition and results of operations. If we were ever deemed to be in noncompliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

The SEC oversees and directly regulates the activities of a subsidiary that is a registered investment adviser under the Investment Advisers Act.

The Investment Advisers Act imposes specific restrictions on an investment adviser’s ability to conduct its investment advisory business and operations. Our registered investment adviser and certain other parts of our business are subject to additional requirements that cover, among other things, disclosure of information about our business to Partners and asset investors; maintenance of written compliance policies and procedures; conflicts of interest; agency and principal transactions; maintenance of extensive books and records; restrictions on the types of fees we may charge, including network AI fees; solicitation arrangements; maintaining effective compliance programs; custody of client assets; client privacy; advertising; and proxy voting. Under the Investment Advisers Act, an investment adviser (whether or not registered under the Investment Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; conflicts of interest; allocations of investment opportunities among clients or other services that help managers make investment decisions; execution of transactions; and recommendations to clients. One of our subsidiaries is subject to regular examinations by the SEC and as a relatively new registered investment adviser in 2021, it has not yet undergone a routine examination. Any adverse findings resulting from such examination may result in administrative enforcements or significant reputational harm. Failure to comply with the obligations imposed by the Investment Advisers Act could result in investigations, sanctions, restrictions on the activities of us or our personnel and reputational damage.

We and the Financing Vehicles rely on complex exemptions from statutes in conducting the funding component of our business.

We regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting the funding component of our business with the Financing Vehicles. The requirements imposed by regulators are designed primarily to ensure the integrity of the financial markets and to protect asset investors and are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements. These exemptions are highly complex, the application to our business and Financing Vehicles can be ambiguous and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, or their applicability challenged, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

Securitizations expose us to certain risks, and we can provide no assurance that we will be able to access the securitization market in the future, which could materially and adversely affect our ability to execute on our business plan.

We have sponsored the securitizations, and expect in the future to sponsor securitizations, of certain assets acquired from our Partners by the Financing Vehicles. In asset-backed securities transactions, a special purpose entity (or “SPE”), which we administer, purchases pools of assets from certain of our Partners. Concurrently, each securitization SPE typically issues notes and certificates pursuant to the terms of indentures and trust agreements. The securities issued by the SPEs in securitization vehicles transactions are each secured by the pool of assets owned by the applicable SPE. We may retain debtor equity interests in the SPEs. Such equity interests are residual interests in that they entitle the equity owners of such SPEs, including us, to a certain proportion of the residual cash flows, if any, from the loans and any assets remaining in such SPEs once the securities are satisfied and paid in full. Further, we, as securitization sponsor or through a majority-owned affiliate, will hold either an eligible horizontal interest in the most subordinate class of securities or an eligible vertical interest of a portion of each class of securities offered to satisfy U.S. risk retention requirements, and we may purchase securities in excess of the amount required pursuant to U.S. risk retention rules. As a result of challenging credit and liquidity conditions, the value of the subordinated securities that we retain or other transaction participants purchase in such SPEs might be reduced or, in some cases, eliminated.

During periods of financial disruption, such as the financial crisis that began in 2008 and the COVID-19 pandemic that began in early 2020, the securitization market has been constrained or has contracted, and this could occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete or limit our ability to effect securitization transactions entirely. Recent deterioration in the securitization markets and potential future declines may materially impact our revenues, income and cash flow. In particular, certain of our historical Financing Vehicles have had substantially higher delinquencies when compared to similar securitizations of our 2020 vintage, which may result in a decline in our revenue, income and cash flow.

If it is not possible or economical for us to securitize consumer credit assets in the future, we would need to seek alternative financing to support our business and the products and services we provide to our Partners. Such funding may be unavailable on commercially reasonable terms, or at all. If the cost of such purchasing consumer credit assets were to be higher than that of our securitizations, the fair value of the consumer credit assets would likely be reduced, which would negatively affect the investment performance of certain of the Financing Vehicles and our results of operations. If we are unable to access such alternative financing, our ability to direct the purchase of consumer credit assets by securitization vehicles and our results of operations, financial condition and liquidity would be materially adversely affected.

Pursuant to the terms of the securitization transaction documents, we may be entitled to excess amounts, if any, generated by the sale of securitization notes and certificates to asset investors, which represents a significant source of our earnings. We cannot assure you that the Financing Vehicles will continue to purchase consumer credit assets or that they will continue to purchase assets in transactions that generate the same excess cash flow, spreads and/or fees that have historically been purchased.
Potential asset investors may also reduce the prices they are willing to pay for the securitization notes and/or certificates they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the securitization notes and/or certificates would negatively impact our operations and returns. Any sustained decline in demand for consumer credit assets, or any increase in delinquencies, defaults or losses that result from economic downturns, may also reduce the price we receive on securitization notes and/or certificates, which would harm our business, financial condition and results of operations.

We are subject to anti-corruption, anti-bribery, anti-money laundering, economic and trade sanctions and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We may be subject to certain economic and trade sanctions laws and regulations, export control and import laws and regulations, including those that are administered by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, the Israeli Ministry of Defense, the Israeli Ministry of Finance, and other relevant governmental authorities.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act 2010, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 5737-1977, the Israeli Prohibition on Money Laundering Law, 5760-2000 and other anti-bribery laws in countries in which we conduct our activities. These laws generally prohibit companies, their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. In addition, the FCPA’s accounting provisions require us to maintain accurate books and records and a system of internal accounting controls. We have policies, procedures, systems, and controls designed to promote compliance with applicable anti-corruption laws.

As we increase and scale our business, we may engage with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, Partners, asset investors and agents, even if we do not authorize such activities.

Our Partners may have customers, or asset investors may be, in jurisdictions that are subject to economic and financial sanctions programs or trade embargoes maintained by the United States (including sanctions administered by OFAC), Israel (including the Israeli Trade with the Enemy Ordinance, 1939, the Israeli Defense Export Control Law, 5767-2007, the Israeli Import and Export Order (Control of Dual-Purpose Goods, Services and Technology Exports), 5767-2006 and other sanctions laws and specialized lists), the European Union, the United Kingdom, and other applicable jurisdictions. These sanctions generally prohibit the sale of products or provision of services to jurisdictions subject to a full embargo (“Sanctioned Countries”) and to sanctioned parties. We have taken steps to avoid having transactions with those in Sanctioned Countries and have implemented various control mechanisms designed to prevent unauthorized dealings with Sanctioned Countries or sanctioned parties going forward. Although we have taken precautions to prevent our solutions from being provided, deployed or used in violation of sanctions laws, due to the remote nature of our solutions and the potential for manipulation using virtual private networks, we cannot assure you that our policies and procedures relating to sanctions compliance will prevent any violations. If we are found to be in violation of any applicable sanctions regulations laws and regulations, it could result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business.

Despite our compliance efforts and activities, there can be no assurance that our employees or representatives will comply with the relevant laws and we may be held responsible. Non-compliance with anti-corruption, anti-money laundering, export control, economic and trade sanctions and other trade laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are initiated, governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. As a general matter, enforcement actions and sanctions could harm our business, financial condition and results of operations.

As the political and regulatory framework for AI technology and machine learning evolves, our business, financial condition and results of operations may be adversely affected.

The political and regulatory framework for AI technology and machine learning is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our network and the way in which we use AI technology and machine learning, including with respect to lending laws, fair lending laws and model risk management guidance. In the last year, the U.S. Banking regulators and CFPB have increased its focus on financial institutions that rely on AI technology in their business and has sent requests for information to various companies to better understand the use of AI technology and machine learning by financial institutions. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. In addition, a number of U.S. lawmakers have stated that algorithmic underwriting technologies may result in disparate impact discrimination and urged consumer regulatory agencies to increase enforcement actions where necessary to ensure that consumer lending technology is not being used to discriminate or exacerbate existing biases. Our proprietary technology uses machine learning models as a subset of our AI, but those machine learning models are static and do not have the ability to self-correct, self-improve, and/or learn over time, and any change to the models requires human intervention, testing, validation, and governance approvals before a change can be made. Nevertheless, we face a risk that the use of machine learning in our models, or one or more variables in our model, could be deemed to have resulted in a “disparate impact” on protected groups. Such a result would require us to revise the loan decisioning model in a manner that might generate lower approval rates or higher credit losses.

If obligations by one or more Partners that utilize our network were subject to successful challenge that the Partner was not the “true lender,” such obligations may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business, financial condition and results of operations.

Obligations are originated by our Partners in reliance on the fact that our Partners or their bank partners (if applicable) are the “true lenders” for such obligations rather than us or our Partners (if applicable). That true lender status determines various program details, including that we do not hold licenses required solely for being the party that extends credit to consumers, among other requirements. Because the obligations facilitated with the assistance of our AI technology are originated by our Partners or their bank partners, many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a Partner originating a particular obligation is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or obligations they originate.

Certain recent litigation and regulatory enforcement activities have challenged, or are currently challenging, the characterization of certain Partners or their bank partners as the “true lender” in connection with programs involving origination relationships between a bank partner and non-bank lending network or program manager. For example, the Colorado Administrator has entered into a settlement agreement with certain banks and nonbanks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, on June 5, 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate Credit International Limited (“Elevate”) for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and was therefore in violation of the state’s usury laws.

Pursuant to the Congressional Review Act, Congress and the executive branch have repealed the Office of the Comptroller of the Currency’s (the “OCC”) True Lender Rule, which deemed a national bank that funded a loan or was named as the lender in an agreement the “true lender.” Under the Congressional Review Act, the OCC is barred from promulgating a substantially similar rule. Accordingly, how regulators and courts will apply and interpret laws relevant to the “true lender” issue is unclear.

There have been no formal proceedings against us or the Financing Vehicles or indication of any such proceedings to date, but there can be no assurance that the Colorado Administrator or other state regulators will not make assertions similar to those made in its present actions with respect to the obligations facilitated with the assistance of our network in the future.

It is also possible that other state agencies or regulators could make similar assertions. If a court, or a state or federal enforcement agency, were to deem us, rather than our Partners, to be the “true lender” for obligations originated by our Partners on our network, and if for this reason (or any other reason) the obligations were deemed subject to and in violation of certain state consumer finance laws, we (or the Financing Vehicles) could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the obligations could be rendered void or enforceable in whole or in part, any of which could have a material adverse effect on our business (directly, or as a result of adverse impact on our relationships with our Partners, asset investors or other commercial counterparties).

If assets originated by our Partners were found to violate the laws of one or more states, whether at origination or after sale by our Partners, assets acquired, directly or indirectly, by the Financing Vehicles may be unenforceable or otherwise impaired, we (or the Financing Vehicles) may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged by our Partners on assets originated with the assistance of our AI technology, our Partners (or their bank partners) rely on certain authority under federal law to export the interest rate permitted in the state where each Partner (or its bank partners) is located to their customers in all other states. Further, certain of our Partners and asset investors rely on the ability of subsequent holders to continue charging such rate with such fee structures and enforce other contractual terms agreed to by our Partners (or their bank partners), which are permissible under federal banking laws following the acquisition of the assets. The current annual percentage rates of the assets facilitated with the assistance of our technology network typically range up to 36%. In some states, the interest rates of certain loans exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to customers residing in, or that have nexus to, such states. In addition, the rate structures for assets may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with assets may not be permissible in all states for non-bank lenders.

Usury, fee and disclosure-related claims involving loans may be brought or raised in multiple ways. Program participants may face litigation, government enforcement or other challenge, for example, based on claims that bank lenders did not establish loan terms that were permissible in the state such participants were located or did not correctly identify the home or host state in which they were located for purposes of interest exportation authority under federal law. Alternatively, we, our non-bank Partners or asset investors may face litigation, government enforcement or other challenge, for example, based on claims that rates and fees were lawful at origination, but that subsequent purchasers were unable to enforce the loan pursuant to its contracted-for terms, or that certain disclosures were not provided at origination because while such disclosures are not required of banks, they may be required of non-bank lenders.

In Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S. Ct. 2505 (June 27, 2016), for example, the U.S. Court of Appeals for the Second Circuit held that the non-bank purchaser of defaulted credit card debt could not rely on preemption standards under the National Bank Act applicable to the originator of such debt in defense of usury claims.

The extent to which other courts will apply the Second Circuit’s Madden decision remains subject to clarification. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code (the “UCCC”), reached a settlement with respect to complaints against two online lending platforms, including with respect to the role of partners and sale of assets to investors. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, these banks and non-Partners committed to, among other things, limit the APR on loans to Colorado consumers to 36% and to take other actions to ensure that the banks were in fact the true lenders. The nonbanks also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement should provide a helpful model for what constitutes an acceptable Partnership model. However, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.

As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule reaffirming the “valid when made” doctrine. This ruling affirms that when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. A number of states have filed suits seeking to invalidate these rules on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules. Notably, on February 8, 2022 the District Court for the Northern District of California granted summary judgment in favor of the OCC and FDIC against state claims that the valid when made rules adopted by the FDIC and OCC were invalid; however, future court interpretations of these federal rules are uncertain.

There are factual distinctions between our programs and the circumstances addressed in the Second Circuit’s Madden decision, as well as the circumstances in the Colorado Uniform Consumer Credit Code settlement, credit card securitization litigation, and similar cases. As noted above, there are also bases on which the Madden decision’s validity might be subject to challenge or the Madden decision may be addressed by federal regulation or legislation. Nevertheless, there can be no guarantee that a Madden-like claim will not be brought successfully against us or the Financing Vehicles.

If a borrower or any state agency were to successfully bring a claim against us, our Partners, a Financing Vehicle, the managers or administrators of such vehicles or asset investors for a state usury law or fee restriction violation and the rate or fee at issue on the loan was impermissible under applicable state law, we, our Partners, Financing Vehicles, administrators or such asset investors may face various commercial and legal repercussions, including that such parties would not receive the total amount of interest expected, and in some cases, may not receive any interest or principal, may hold assets that are void, voidable, rescindable, or otherwise impaired, or may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, we may suffer direct monetary loss or may be a less attractive candidate for our Partners, Financing Vehicle administrators or asset investors with which to enter into or renew relationships. We may also be subject to payment of damages in situations where we agreed to provide indemnification to our Partners or Financing Vehicles, as well as fines and penalties assessed by state and federal regulatory agencies.

The CFPB has at times taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new government agency could adversely affect our business, financial condition and results of operations.

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act (“ECOA”) and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other laws, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our Partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including payday lenders, private education lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the financial products facilitated with the assistance of our AI technology. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, including through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities, including safeguarding against algorithmic bias. In April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Moreover, the agency has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a May 2022 statement on compliance obligations under ECOA for companies that rely on complex algorithms when making credit decisions. The agency also issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act. The CFPB also issued an interpretive rule expanding the authority of states to enforce requirements of federal consumer financial laws including ECOA. Most recently, effective September 30, 2022, the CFPB rescinded availability of no-action letter and compliance assistance sandbox policies for fintechs due to CFPB’s belief that these policies did not advance their stated objective of facilitating consumer-beneficial innovation. Lastly, in December 2022, the CFPB proposed creation of a registration system for nonbanks subject to agency/court orders involving alleged violations of federal, state or local consumer protection laws.

In addition, evolving views regarding the use of alternative data variables and machine learning in assessing credit risk could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. For example, in response to a February 2020 inquiry, three members of the U.S. Senate recommended as part of their findings, that the CFPB further review Upstart’s use of educational variables in its model. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services.

Although we have committed resources to enhancing our compliance programs, future actions by the CFPB (and/or other regulators) against us, our Partners or our competitors could discourage the use of our services or those of our Partners, which could result in reputational harm, a loss of our Partners, our Partners’ customers or asset investors, or discourage the use of our or their services and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon machine learning and alternative variables, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.

The current presidential administration has appointed and is expected to continue to appoint consumer-oriented regulators at federal agencies such as the CFPB, Federal Trade Commission, the OCC and the FDIC and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our bank partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly affect our results of operations. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB were to pursue an enforcement action against us or one or more of our Partners, this could also directly or indirectly adversely affect our business, financial condition and results of operations.

Our compliance and operational costs and litigation exposure could increase if and when the CFPB amends or finalizes any proposed regulations, including the regulations discussed above or if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret or enforce existing regulations in a manner different or stricter than have been previously interpreted.

We may be subject to regulatory risks related to our operation in Israel.

Although we operate and manage significant business activities from our offices in Israel, and source part of the financing for the Financing Vehicles from Israeli asset investors, we do not deliberately target the Israeli consumer market, do not actively promote or market our services or products to Israeli consumers, and do not solicit funding from non-accredited Israeli investors, except with respect to a limited number of non-accredited Israeli investors available under applicable Israeli securities laws. We believe we are not required to hold any specific licenses in Israel and have not applied for any such licenses, since we believe that our activity is either not regulated under Israeli law or performed in reliance on applicable exemptions from the relevant regulation. Nevertheless, in view of the complexity and novelty of our business model and the fact that investment funds activity is not specifically regulated in Israel, uncertainty exists with respect to various regulatory matters, and we are exposed to the risk that an Israeli regulatory authority or agency (including the Israel Securities Authority, the Israel Capital Markets, Insurance and Savings Authority or the Bank of Israel) determines that our conduct is not in compliance with local laws or regulations or requires local licensing, including pursuant to the Israeli Regulation of Investment Advice, Investment Marketing and Portfolio Management Law, 5755-1995, the Joint Investments in Trust Law, 5754-1994, the Law for the Regulation of the Activity of Credit Rating Companies, 5774-2014, the Supervision of Financial Services (Regulated Financial Services) Law, 5776-2016, or the Banking (Licensing) Law, 5741-1981.

Failure to comply with relevant licensing or other regulatory requirements could lead to reputational damage to us, limit our ability to grow or continue to operate our business in Israel, negatively impact our relationships with Israeli regulators and expose us to the risk of fines, penalties and sanctions.

Uncertainty and instability resulting from the ongoing conflict between Russia and Ukraine could adversely affect our business, financial condition and operations.

In late February 2022, Russian military forces launched significant military action against Ukraine, and a sustained conflict and disruption in the region has continued through the date of this Annual Report, and is likely to continue in the future. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. In response to Russia’s invasion of Ukraine, the United States, the United Kingdom, the European Union and several other countries have imposed or are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, and prolonged unrest, intensified military activities and/or the implementation of more extensive sanctions could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility.

Although we do not have any employees, staff, operations, materials or equipment located in Ukraine, Russia or Belarus, some of our customers, suppliers and Partners may have employees, staff, consultants, operations, materials or equipment located in Ukraine, Russia or Belarus which could adversely affect our business or the services being provided to us.

Cybersecurity organizations in many countries have published warnings of increased cybersecurity threats to businesses, and external events, like the conflict between Russia and Ukraine, may increase the likelihood of cybersecurity attacks. We or our customers, suppliers and Partners may be subject to retaliatory cyberattacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. In response to the conflict between Russia and Ukraine, we have blocked all incoming internet traffic from Russia, Ukraine and Belarus, including the ability to log-in to Pagaya systems from such countries (and has provided unique access to one employee of a subcontractor via a dedicated solution). In addition, we are taking additional extensive measures of monitoring any potential abnormal behavior coming from Russia, Ukraine or Belarus that may directly or indirectly affect us. Any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation or a loss of confidence in our security measures, which could also adversely affect our business.

These and other global and regional conditions may adversely affect our business, financial condition and results of operations.

Risks Related to Our Operations in Israel

Conditions in Israel and relations between Israel and other countries could adversely affect our business, including current uncertainty and instability resulting from the war between Israel and a terrorist organization primarily based in the Gaza Strip, as well as other regional hostilities.

We are incorporated under the laws of the State of Israel, and one of our major corporate offices and certain of our facilities are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations and could materially and adversely affect our ability to continue to operate from Israel. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Terrorism and violence within Israel or the outbreak of conflicts between Israel and its neighbors, including the Palestinians, Iran, and terrorist organizations operating in the region, may adversely affect our business, operations, or personnel. Most recently, on October 7, 2023, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel. As a result of such attack, on October 8, 2023, Israel officially declared a state of war. Although the current conflict in Israel has not materially impacted our business or operations as of the date of this Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences, which could include further regional instability, geopolitical shifts and adverse effects on trade between Israel and its trading partners, macroeconomic conditions, security conditions and financial markets. In the weeks since the initial attack by the terrorist organization, hostilities along Israel’s northern border accelerated, and this clash may escalate in the future into a greater regional conflict, including risk from Iran and other groups in the region. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations. Additionally, in the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to continue our operations could be materially adversely affected.

The intensity and duration of Israel’s current war is difficult to predict, as are such war’s economic implications on our business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic and political standing, which may have a material adverse effect on us and our ability to effectively conduct our business and operations. For instance, Parties with whom we do business may be disinclined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of property damage and certain direct and indirect damages that are caused by terrorist attacks or acts of war, such coverage would likely be limited, may not be applicable to our business (either due to the geographic location of our offices or the type of business that we operate) and may not reinstate our loss of revenue or economic losses more generally. Furthermore, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages, or whether such coverage would be timely provided. Any losses or damages incurred by us as a result of the current conflict in Israel, or any similar conflicts in the future, could have a material adverse effect on our business, financial condition and results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies as a result of hostilities in Israel or political instability in the region. In addition, prior to the terrorist attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. These political events and policies, or significant downturn in the economic or financial condition of Israel, could materially and adversely affect our operations and product development.

A large concentration of our staff resides in Israel and many of our employees and independent contractors in Israel are required to perform military reserve duty, which may disrupt their work for us.

Many of our employees and independent contractors, including certain of our Founders and members of our management team, operate from our office located in Tel-Aviv, Israel. In addition, a number of our officers, including our Founders, and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.

In addition, many of our employees in Israel, including executive officers, may be called upon to perform several days of military reserve duty until they reach the age of 40 (and in some cases, depending on their military duties up to the age of 45 or even 49) and, in emergency circumstances, could be called to immediate and unlimited active duty (subject to approval by the Israeli government). Following the October 7, 2023 attacks by a terrorist organization primarily based in the Gaza Strip on Israel, approximately 15% of our employees based in Israel have been called in as reservists. It is possible that there will be additional military reserve duty call-ups in the future. Although our operations and business have not been materially impacted by these call-ups, our operations could be disrupted by such call-ups or additional call-ups, particularly if such call-ups include the call-up of members of our management, given the current shortage of talent in Israel due to the recent acceleration of activity in startups, especially in the technology space. Such disruption could materially and adversely affect our business, financial condition and results of operations.

Your rights and responsibilities as our shareholder will be governed by Israeli law, which differs in some respects from the law governing the rights and responsibilities of shareholders of U.S. and other non-Israeli corporations.

Although we are headquartered in New York, we remain incorporated under Israeli law and the rights and responsibilities of our shareholders are governed by Israeli law and the Pagaya Articles as amended from time to time. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders of U.S. and other non-Israeli corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders and to refrain from abusing its power in the company, including, among other things, in voting at the general meeting of shareholders on certain matters, such as an amendment to the articles of association, an increase of the company’s authorized share capital, a merger of the company and approval of related party transactions that require shareholder approval. A shareholder also has a general duty to refrain from discriminating against other shareholders. In addition, a controlling shareholder or a shareholder who knows that it possesses the power to determine the outcome of a shareholders’ vote or to appoint or prevent the appointment of an office holder in the company has a duty to act in fairness towards the company. These provisions may be interpreted to impose additional obligations and liabilities on our shareholders that are not typically imposed on shareholders of U.S. and other non-Israeli corporations.

Provisions of Israeli law and the Pagaya Articles may delay, prevent, or make undesirable an acquisition of all or a significant portion of our shares or assets.

Provisions of Israeli law and the Pagaya Articles could have the effect of delaying or preventing a change in control and may make it more difficult for a third party to acquire us or our shareholders to elect different individuals to Pagaya Board, even if doing so would be considered to be beneficial by some of our shareholders, and may limit the price that investors may be willing to pay in the future for Pagaya Ordinary Shares. Among other things:

•Israeli corporate law regulates mergers and requires that a tender offer be effected when more than a specified percentage of shares in a company are purchased;
•Israeli corporate law requires special approvals for certain transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions;
•Israeli corporate law does not provide for shareholder action by written consent for public companies, thereby requiring all shareholder actions to be taken at a general meeting of shareholders;
•the dual class structure of Pagaya Ordinary Shares concentrates voting power with certain of our shareholders—in particular, our Founders;
•the Pagaya Articles divide our directors into three classes, each of which is elected once every three years;
•the Pagaya Articles generally require a vote of a majority of the voting power represented at a general meeting of the our shareholders in person or by proxy and voting thereon, as one class (a “simple majority”), and the amendment of a limited number of provisions—such as the provision regarding the size of Pagaya Board, dividing our directors into three classes, the procedures and the requirements that must be met in order for a shareholder to require us to include a matter on the agenda for a general meeting of our shareholders and the election and removal of members of Pagaya Board and empowering Pagaya Board to fill vacancies on Pagaya Board—require a supermajority vote of the holders of 75% of the total voting power of our shareholders if no Class B Ordinary Shares remain outstanding (or a simple majority so long as any Class B Ordinary Shares remain outstanding);
•the Pagaya Articles do not permit a director who is elected as a member of one of the three staggered classes to be removed other than in the annual general meeting in which the term of such class expires, except in special circumstances of incapacity or ineligibility (and in the case of other directors, such as those appointed by Pagaya Board to fill vacancies, do not permit a director to be removed except by a vote of the holders of at least 75% of the total voting power of our shareholders if no Class B Ordinary Shares remain outstanding, or a simple majority so long as any Class B Ordinary Shares remain outstanding); and
•the Pagaya Articles provide that director vacancies may be filled by the Pagaya Board.

Further, Israeli tax considerations may make potential transactions undesirable to us or some of our shareholders whose country of residence does not have a tax treaty with Israel granting tax relief to such shareholders from Israeli tax. For example, Israeli tax law does not recognize tax-free share exchanges to the same extent as U.S. tax law. With respect to mergers, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfillment of numerous conditions, including, a holding period of two years from the date of the transaction during which certain sales and dispositions of shares of the participating companies are restricted. Moreover, with respect to certain share swap transactions, the tax deferral is limited in time, and when such time expires, the tax becomes payable even if no disposition of the shares has occurred.

The Pagaya Articles contain a forum selection clause for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to bring claims and proceedings against us, our directors, officers, and other employees and independent contractors. It may be difficult to enforce a U.S. judgment against us or our officers, directors or employees in Israel or the United States, to assert a U.S. securities laws claim in Israel or serve process on our Israeli-based officers, directors and employees.

The Pagaya Articles provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Except as set forth in the preceding sentence, the Pagaya Articles also provide that, unless we consent in writing to the selection of an alternative forum, the competent courts in Tel-Aviv, Israel shall be the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders or (iii) any action asserting a claim arising pursuant to any provision of the Pagaya Articles, the Companies Law or the Israeli Securities Law. This exclusive forum provision is intended to apply to claims arising under Israeli law and would not apply to claims brought pursuant to the Securities Act, the Exchange Act or any other claim for which U.S. federal courts would have exclusive jurisdiction. Such exclusive forum provision in the Pagaya Articles will not relieve us of our duties to comply with U.S. federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of our choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us, our directors, officers and employees. However, the enforceability of similar forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and there is uncertainty as to whether courts would enforce the exclusive forum provisions in the Pagaya Articles.

Risks Related to Being a Public Company

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. As a result, these executives may not successfully or efficiently manage their roles and responsibilities, and we are subject to significant regulatory oversight, reporting obligations under U.S. and international securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could result in less time being devoted to our management, growth and the achievement of our operational goals.

In addition, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. Since becoming a public company, we have upgraded our finance and accounting systems and related controls, and we continue to make improvements to build an enterprise system suitable for a public company. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We may continue to need to significantly expand our employee and independent contractor base in order to support our operations as a public company, increasing our operating costs. Failure to adequately comply with the requirements of being a public company, could adversely affect our business, financial condition and results of operation.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to our effectiveness, which could have a significant and adverse effect on our business and reputation. Our current controls and any new controls that we develop may be inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and to provide significant management oversight. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a still relatively new public company that qualifies as a foreign private issuer, we have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. See “—Our management team has limited experience managing a public company.” The costs relate to public company reporting obligations under the Securities Act or the Exchange Act, regulations regarding corporate governance practices, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq, and other applicable securities rules and regulations that impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

In addition to the above, compliance with these requirements increase our legal and financial compliance costs. We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. Implementation of such changes has been costly, time-consuming and, may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

If we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and it is challenging to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have needed to and may continue to need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.

As a foreign private issuer, we are not subject to U.S. proxy rules and are not subject to certain Exchange Act reporting obligations that, to some extent, are more lenient and less frequent than those of a U.S. domestic public company.

Although we have announced our intention to voluntarily file on U.S. domestic issuer forms with the SEC beginning in 2024, we have previously reported under the Exchange Act as a non-U.S. company with foreign private issuer status and have therefore been exempt from certain rules under the Exchange Act that are applicable to U.S. domestic reporting companies. Because we qualify as a foreign private issuer under the Exchange Act and although we furnish quarterly financial information to the SEC, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; (ii) the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and (iii) the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q containing unaudited financial and other specified information, or current reports on Form 8-K, upon the occurrence of specified significant events. In addition, foreign private issuers are not required to file their annual report on Form 20-F until four months after the end of each fiscal year, while U.S. domestic issuers that are accelerated filers are required to file their annual report on Form 10-K within 75 days after the end of each fiscal year. Foreign private issuers are also exempt from the Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material information. As a result of the above, our shareholders may not have the same protections afforded to shareholders of companies that are not foreign private issuers.

As we are a “foreign private issuer” and follow certain home country corporate governance practices, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all Nasdaq corporate governance requirements.

As a “foreign private issuer” with ordinary shares listed on Nasdaq, we are permitted to follow certain home country corporate governance practices instead of those otherwise required under the corporate governance standards for U.S. domestic issuers. For any home country corporate governance practices we follow, we are required to disclose the Nasdaq requirement that we are not following and describe the equivalent home country practice we are following instead. We currently follow home country practices with regard to (i) independent director oversight requirement for director nominations (the board as a whole, rather than an entirely independent nominating committee or only the independent directors, handles this process under Israeli law), (ii) quorum requirement for shareholder meeting quorums (25%, which is less than the one-third minimum required under the Nasdaq rules) and (iii) shareholder approval for certain transactions other than a public offering involving issuances of 20% or more interest in the company (Nasdaq listing rule 5635(d))(no shareholder approval is required for such issuances under Israeli law). See “Item 10.—Directors, Executive Officers and Corporate Governance.” Furthermore, we may in the future elect to follow Israeli home country practices in lieu of the Nasdaq requirements on other matters, such as having a majority of our board of directors be independent, establishing a nominating/governance committee, holding regular executive sessions where only independent directors may be present, or to obtain shareholder approval for certain future dilutive events (such as for the establishment or amendment of certain equity-based compensation plans, issuances that will result in a change of control of the company and certain acquisitions of the stock or assets of another company). Accordingly, our shareholders may not be afforded the same protection as provided under Nasdaq corporate governance requirements as a U.S. domestic company and foreign private issuer who does not utilize home country practices. Following our home country governance practices as opposed to the requirements that would otherwise apply to a U.S. company listed on Nasdaq may provide less protection than is accorded to investors of domestic issuers.

Pagaya may lose its foreign private issuer status in the future, which could result in additional costs and expenses.

As discussed above, Pagaya is a “foreign private issuer”, and therefore is not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act (although we have announced that we intend to voluntarily file reporting as U.S. domestic issuer for 2024). The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to Pagaya on June 30, 2024. In the future, Pagaya would lose its “foreign private issuer” status if more than 50% of our outstanding voting securities become directly or indirectly held of record by U.S. Holders and any one of the following is true: (i) the majority of our directors or executive officers are U.S. citizens or residents; (ii) more than 50% of our assets are located in the United States; or (iii) our business is administered principally in the United States. If we lose our “foreign private issuer” status, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We would also have to comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of Nasdaq. As a company filing using U.S. domestic forms, we will incur additional legal, accounting and other expenses that we did not incur as a foreign private issuer. In addition, members of our management will likely have to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, Class A Ordinary Shares may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find Class A Ordinary Shares less attractive because we will rely on these exemptions, which permit delaying adoption of new or revised accounting standards until such time as those standards apply to us and reduced disclosure obligations regarding executive compensation. If some investors find Class A Ordinary Shares less attractive as a result, there may be a less active trading market and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the EJFA IPO, (b) in which we have total annual gross revenues of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Pagaya Ordinary Shares that are held by non-affiliates exceeds $700 million as of the last day of the second fiscal quarter of such fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Concentration of voting power among certain Shareholders, namely our Founders, will limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our Founders beneficially own, in the aggregate, Ordinary Shares comprising approximately 70.2% of outstanding voting power as of February 29, 2024. This significant concentration of voting power may have a negative impact on the trading price for our Class A Ordinary Shares because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of shareholders. In addition, these shareholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends to shareholders in the foreseeable future. Any future determination to pay dividends will be at the discretion of Pagaya Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Companies Law and in future agreements and financing instruments, business prospects and such other factors as Pagaya Board deems relevant. As a result, you may not receive any return on an investment in Class A Ordinary Shares unless you sell Class A Ordinary Shares for a price greater than that which you paid for them.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our share price and trading volume could decline.

The trading market for Class A Ordinary Shares will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade Class A Ordinary Shares or publish inaccurate or unfavorable research about our business, the price of Class A Ordinary Shares may decline. If few analysts cover us, demand for Class A Ordinary Shares could decrease, and the trading volume of Class A Ordinary Shares trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Risks Related to Ownership of our Class A Ordinary Shares and Warrants

The price of the Class A Ordinary Shares and the price of the public warrants have been and may continue to be volatile.

The price of our Class A Ordinary Shares, as well as the price of the public warrants, have been and may continue to be volatile in the future. Our Class A Ordinary Shares and public warrants began trading on Nasdaq on June 23, 2022 and as such, are newly listed, have a limited public float and a short trading history to date. From January 1, 2023 to February 23, 2024, the closing price of Class A Ordinary Shares on Nasdaq ranged from as low as $0.78 to as high as $2.83 and daily trading volume ranged from approximately 528,400 to 27,558,000 shares. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. Broad market fluctuations may adversely affect the trading price of the Class A Ordinary Shares. In particular, a large proportion of the Class A Ordinary Shares have been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for the Class A Ordinary Shares, further influencing volatility in its market price. In addition, these and other external factors have caused and may continue to cause the market price and demand for the Class A Ordinary Shares to fluctuate substantially, which may limit or prevent our shareholders from readily selling their Class A Ordinary Shares and may otherwise negatively affect the liquidity of the Class A Ordinary Shares. The price of Class A Ordinary Shares and the price of the public warrants may fluctuate due to a variety of factors, including, without limitation:

•“short squeezes”;
•comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•changes in the industries in which we and our Partners operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•operational impacts resulting from a reduction of workforce;
•actions by shareholders, including the sale by PIPE Investors of any of their Class A Ordinary Shares or a sale by shareholders should there be an increase or decrease in the short interest in Class A Ordinary Shares;

•additions and departures of key personnel;
•commencement of, or involvement in, litigation by or against Pagaya;
•changes in our capital structure, such as future issuances of equity securities or the incurrence of debt;
•the volume of Class A Ordinary Shares available for public sale; and
•general economic and political conditions, such as economic recessions or slowdowns, interest rates, unemployment levels, conditions in the housing market, immigration policies, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, terrorism, catastrophes and pandemics.

These market and industry factors may materially reduce the market price of Class A Ordinary Shares and public warrants regardless of our operating performance.

Any decline in the market price of our Class A Ordinary Shares and public warrants could have a material adverse impact on stockholder confidence and employee retention.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media, may include statements not attributable to us and may not be reliable or accurate.

We have received, and may continue to receive, an increasing degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or associates. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of the Class A Ordinary Shares which could result in a substantial decrease in the value of shareholders’ investments.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements, the minimum share price requirement or the requirement to be timely with our SEC filings, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Sales of our securities, or the perception of such sales, by us or holders of our securities in the public market or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities, and issuances under additional registration statements would dilute the interest of our shareholders and likely present other risks.

The sale of our securities in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of shares of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell securities in the future at a time and at a price that it deems appropriate. Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.

The market price of our Class A Ordinary Shares could decline if holders of our shares sell them, including pursuant to the resale registration statements, or are perceived by the market as intending to sell them. As such, sales of a substantial number of Class A Ordinary Shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Ordinary Shares.

Pursuant to registration rights we have with certain holders of our securities, we filed a registration statement, which was declared effective on December 6, 2022, which covers the resale of up to an aggregate of 56,385,664 Class A Ordinary Shares by the selling shareholders named therein and the primary issuance of (1) 798,611 Class A Ordinary Shares issuable upon exercise of the public warrants, (2) 430,555 Class A Ordinary Shares issuable upon exercise of the private placement warrants issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger and (3) 2,612,501 Class A Ordinary Shares issuable upon exercise of other private placement warrants. The number of Class A Ordinary Shares registered for resale under the registration statement exceeds the number of Class A Ordinary Shares constituting our public float and represents approximately 234% of our public float and approximately 72% of outstanding Class A Ordinary Shares (after giving effect to the issuance of Class A

Ordinary Shares upon exercise of the public warrants and private placement warrants and the conversion of Class B Ordinary Shares into Class A Ordinary Shares) as of March 31, 2023. In addition, in connection with the acquisition of Darwin, we entered into a registration rights agreement with the Darwin Equityholders whereby we agreed to use our commercially reasonable efforts to file a registration statement to cover the resale of up to 1,530,344 Class A Ordinary Shares issued to Darwin Equityholders, and to use our commercially reasonable efforts to have such registration statement declared effective as soon as is reasonably practicable after the filing thereof. Any of these resales or issuances upon exercise of the Warrants, or the perception in the market that the holders of a large number of shares intend to resell shares, could cause the market price of our securities to decline or increase the volatility in the market price of our securities.

In addition, on August 17, 2022, we entered into an ordinary shares purchase agreement (the “Equity Financing Purchase Agreement”) and a registration rights agreement (the “Equity Financing Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Pursuant to the Equity Financing Purchase Agreement, subject to the satisfaction of the conditions set forth in the Equity Financing Purchase Agreement, we have the right to sell to B. Riley Principal Capital II up to $300 million of our Class A Ordinary Shares, subject to certain limitations and conditions set forth in the Equity Financing Purchase Agreement, from time to time during the 24-month term of the Equity Financing Purchase Agreement. We filed a registration statement, which was declared effective on December 6, 2022, to register the resale of up to 3,344,967 Class A Ordinary Shares, which represent (a) up to 11,633 Class A Ordinary Shares that we issued or may issue to B. Riley Principal Capital II pursuant to the Equity Financing Purchase Agreement in consideration of its commitment to purchase our Class A Ordinary Shares at our election under the Equity Financing Purchase Agreement and (b) 3,333,333 Class A Ordinary Shares we may elect in our sole discretion to issue and sell to B. Riley Principal Capital II under the Equity Financing Purchase Agreement from time to time. As of February 29, 2024, we have issued approximately 1.8 million shares pursuant to this Equity Financing Purchase Agreement.

Given this substantial number of shares available for resale, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our Class A Ordinary Shares or result in a significant decline in the public trading price of our Class A Ordinary Shares. Further, the purchase price for the shares that we may sell to B. Riley Principal Capital II under our committed equity financing will fluctuate based on the price of our Class A Ordinary Shares. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Class A Ordinary Shares to fall. If and when we do sell Class A Ordinary Shares to B. Riley Principal Capital II, after B. Riley Principal Capital II has acquired the Class A Ordinary Shares, B. Riley Principal Capital II may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley Principal Capital II by us could result in substantial dilution to the interests of other holders of our Class A Ordinary Shares. Additionally, the sale of a substantial number of shares of our Class A Ordinary Shares to B. Riley Principal Capital II, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The decision to sell any shares of our Class A Ordinary Shares to sell to B. Riley Principal Capital II under the committed equity financing will depend on market conditions, the trading prices of our Class A Ordinary Shares and other considerations, and we cannot guarantee the extent to which we may utilize the committed equity financing.

Finally, on October 4, 2023, we filed a shelf registration statement on Form F-3, which was declared effective on October 16, 2023, to offer and sell up to an aggregate amount of $500,000,000 of Class A Ordinary Shares, or to offer Class A Ordinary Shares upon conversion of debt securities or Class A Ordinary Shares or debt securities upon exercise of warrants, either individually in combination, at prices and on terms described in one or more future supplements to registration statement. Although we have not made any such offers to date, we may in the future. As with sales to B. Riley Principal Capital II as described above, any such issuances pursuant to the F-3 shelf registration statement could result in substantial dilution to the interests of other holders of our Class A Ordinary Shares or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The decision to use the F-3 shelf registration statement will depend on market conditions, the trading prices of our Class A Ordinary Shares and other considerations, and we cannot guarantee the extent to which we may utilize the committed equity financing.

We may issue additional Class A Ordinary Shares from time to time, including under our equity incentive plans. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue additional Class A Ordinary Shares from time to time, including under our equity incentive plans or as part of an acquisition.

Class A Ordinary Shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to time-based and performance-based vesting conditions, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We filed a registration statement on Form S-8 under the Securities Act, which became effective on June 21, 2022, to register the issuance of 8,622,441 Class A Ordinary Shares issuable under the Pagaya Technologies, Inc. 2016 Equity Incentive

Plan and Stock Option Sub-Plan for United States Persons, 21,625,530 Class A Ordinary Shares issuable under the Pagaya Technologies Ltd. 2021 Equity Incentive Plan and Stock Option Sub-Plan for United States Persons and 9,705,666 Class A Ordinary Shares issuable pursuant to Pagaya Technologies Ltd. 2022 Share Incentive Plan. On September 15, 2023, we filed an additional registration statement on Form S-8 under the Securities Act to register the issuance of 891,858 Class A Ordinary Shares issuable under the Pagaya Technologies Ltd. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by the Company’s board of directors and shareholders. In addition, we may file one or more registration statements on Form S-8 under the Securities Act to register additional Class A Ordinary Shares or securities convertible into or exchangeable for Class A Ordinary Shares issued pursuant to our equity incentive plans. Any future Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.

Because our decision to issue additional equity securities or debt securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Class A Ordinary Shares and be dilutive to existing shareholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of our securities by certain selling securityholders pursuant to the prospectus filed with the SEC on December 6, 2022 which could result in a significant decline in the trading price of our Class A Ordinary Shares and potentially hinder our ability to raise capital at terms that are acceptable to us or at all. In addition, a significant decline in the trading price of our Class A Ordinary Shares could potentially impact our ability to use equity securities as consideration in acquisitions.

Our public warrants and the private placement warrants that were issued and exchanged for EJFA Private Placement Warrants are exercisable for Class A Ordinary Shares, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Our public warrants to purchase an aggregate of 798,611 Class A Ordinary Shares and the private placement warrants to purchase 430,555 shares of Class A Ordinary Shares that were issued and exchanged for EJFA Private Placement Warrants became exercisable on July 22, 2022 in accordance with the terms of a warrant agreement (as assigned, assumed and amended, the “Warrant Agreement”) between Continental Stock Transfer & Trust Company, as warrant agent, and EJFA, that was assumed by us pursuant to an assignment, assumption and amendment agreement in connection with the EJFA Merger. The exercise price of these warrants is $138 per share, or approximately $169.6 million in the aggregate, assuming none of the warrants are exercised through “cashless” exercise. As long as we have an effective registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the public warrants, the public warrants may only be exercised for cash. The private placement warrants that were issued and exchanged for EJFA Private Placement Warrants may be exercised on a “cashless” basis by the Sponsor or its permitted transferees and on the same basis as the public warrants if held by holders other than the Sponsor or its permitted transferees. To the extent such warrants are exercised, additional Class A Ordinary Shares will be issued, which will result in dilution to the holders of Class A Ordinary Shares and will increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Ordinary Shares. If the trading price for our Class A Ordinary Shares is less than $138 per share, we believe holders of our public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants will be unlikely to exercise their warrants on a cash basis. On February 29, 2024, the last reported sales price of our Class A Ordinary Shares was $17.76 per share and the last reported sales price of our public warrants was $1.92 per warrant. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Ordinary Shares.

The Warrant Agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, or adding or changing any other provision as deemed necessary or desirable by the parties but that shall not adversely affect the rights of the warrant holders. However, the Warrant Agreement requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a public warrant.

The public warrants may never be in the money, and they may expire worthless and the terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.

The exercise price for our public warrants is $138 per Class A Ordinary Share. We believe the likelihood that warrant holders will exercise their public warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Ordinary Shares. If the trading price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise their public warrants.

Under certain circumstances, we may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.12 per warrant, provided that the last reported sales price of Class A Ordinary Shares equals or exceeds $216 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you to: (i) exercise your public warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

In addition, we may redeem your public warrants at any time after they become exercisable and prior to their expiration at a price of $1.20 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their public warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares.

The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants, including because the number of Class A Ordinary Shares received is capped at 0.361 share of Class A Ordinary Share per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants that were issued and exchanged for EJFA Private Placement Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by EJFA Merger Sponsor or its permitted transferees.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. Under the Warrant Agreement, we also agree that we will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the public warrants will be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the public warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Future offerings of debt or equity securities may adversely affect the market price of our Class A Ordinary Shares.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including senior or subordinated notes and classes of preferred shares by, for example, issuances and sales under the Equity Financing Purchase Agreement and the Equity Financing Registration Rights Agreement with B. Riley Principal Capital II or the F-3 shelf registration statement. Pursuant to the Equity Financing Purchase Agreement, we have the right to sell to B. Riley Principal Capital II, LLC up to $300,000,000 of our Class A Ordinary Shares, subject to certain limitations and conditions set forth in that agreement, and we have filed a registration statement on Form F-3 relating to this offer and sale. Under the shelf registration statement on Form F-3, which was declared effective on October 16, 2023, we may offer and sell up to an aggregate amount of $500,000,000 of Class A Ordinary Shares, or to offer Class A Ordinary Shares upon conversion of debt securities or Class A Ordinary Shares or debt securities upon exercise of warrants, either individually in combination, at prices and on terms described in one or more future supplements to registration statement.

In addition, on April 14, 2023 we entered into a Preferred Shares Purchase Agreement (the “Preferred Purchase Agreement”) with Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P (together, “Oak HC/FT”) pursuant to which we agreed to issue and sell to Oak HC/FT an aggregate of 5,000,000 Series A Preferred Shares, no par value (the “Series A Preferred Shares”), at a price of $15 per share (subject to applicable adjustment as provided in the our amended Articles of Association), for an aggregate purchase price of $75 million (the “Preferred Transaction”). In addition, we obtained shareholder approval for certain amended and restated Articles of Association of Pagaya, and the Series A Preferred Shares have the rights and preferences as set forth in our amended and restated Articles of Association. Pursuant to these amended Articles of Association, there are 6,666,666 authorized Series A Preferred Shares and we may issue and sell the balance of the authorized but unissued Series A Preferred Shares from time to time in the future.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of Class A Ordinary Shares and may result in dilution for the owners of our Class A Ordinary Shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, will receive a distribution of our available assets prior to the holders of the Class A Ordinary Shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of the Class A Ordinary Shares, or both. Any preferred shares we have issued, or will issue in the future, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A Ordinary Shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our Class A Ordinary Shares bear the risk of our future offerings reducing the market price of Class A Ordinary Shares and diluting their shareholdings in us.

An active public trading market for our Class A Ordinary Shares may not develop or be sustained to provide adequate liquidity.

An active public trading market for our Class A Ordinary Shares may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your Class A Ordinary Shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your Class A Ordinary Shares. An inactive market may also impair our ability to raise capital by selling Class A Ordinary Shares and may impair our ability to acquire other companies by using our shares as consideration.

Risks Related to Tax

There can be no assurances that we will not be a passive foreign investment company for any taxable year, which could subject U.S. Holders to significant adverse U.S. federal income tax consequences.

If we are or become a PFIC within the meaning of section 1297 of the Code for any taxable year during which a U.S. Holder (as defined in the section titled “U.S. Federal Income Tax Considerations”) holds Class A Ordinary Shares, certain adverse U.S. federal income tax consequences may apply to such U.S. Holder. A non-U.S. corporation will generally be treated as a “passive foreign investment company,” or a PFIC, for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income (such as interest, dividends, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of assets giving rise to passive income) or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets) during such year is attributable to assets that produce or are held for the production of passive income. For these purposes, cash and other assets readily convertible into cash or that do or could generate passive income are categorized as passive assets, and the value of goodwill and other unbooked intangible assets is generally taken into account. Passive income generally includes, among other things, rents, dividends, interest, royalties, gains from the disposition of passive assets and gains from commodities and securities transactions. For purposes of the income and asset tests, we will be treated as owning a proportionate share of the assets and earning a proportionate share of the income of any other corporation of which we own, directly or indirectly, at least 25% (by value) of the stock. The legislative history of the relevant Code provisions indicates that the total value of a publicly-traded foreign corporation’s assets generally will be treated as equal to the sum of the aggregate value of its outstanding stock plus its liabilities for purposes of the asset test, and publicly-traded foreign corporations often employ such market capitalization method to value their assets. However, the Internal Revenue Service, or the IRS, has not issued guidance conclusively addressing how to value a publicly-traded foreign corporation’s assets for PFIC purposes.

The trading value of our Class A ordinary shares has in the past, and is likely to continue to fluctuate. In particular, the market price of the shares of U.S. listed technology companies (including us) has been especially volatile in recent years. In addition, we have a dual class share structure that has the effect of concentrating voting power in our Class B ordinary shares, which are not publicly traded. Our Class A ordinary shares, which are publicly traded, represent less than 20% of the voting power of all our outstanding shares. In certain circumstances, including under volatile market conditions and considering the percentage of voting power represented by our publicly-traded Class A ordinary shares, we believe it may be appropriate to employ alternative methods to determine the value of our assets other than the market capitalization method.

After considering the total value of our assets determined under an alternative valuation method that takes into account a control premium, we believe that we were not a PFIC for the taxable year ended December 31, 2023. However, if the market capitalization method were determined to be the only appropriate method of valuing our assets, we may well be treated as a PFIC for the taxable year ended December 31, 2023. Therefore, there can be no certainty that the IRS will not challenge such a position and determine that based on the IRS’s interpretation of the asset test, we were a PFIC for the taxable year ended December 31, 2023. In addition, PFIC status is a factual determination that must be made annually after the close of each taxable year. The trading value of our Class A ordinary shares is likely to continue to fluctuate while the market price of the shares of U.S. listed technology companies continues to be volatile, which may affect the determination of whether we will be considered a PFIC. As our market capitalization and the composition of our income, assets, and operations are subject to change, we cannot assure you that we will not be considered a PFIC for any taxable year. It is possible that the IRS may take a contrary position with respect to our determination in any particular year. Certain adverse U.S. federal income tax consequences could apply to a United States Holder (as defined in Item 9B. “Taxation—U.S. Federal Income Tax Considerations”) if we are treated as a PFIC for any taxable year during which such United States Holder holds our Class A ordinary shares. We are not providing any U.S. tax opinion to any United States Holder concerning our potential PFIC status, and United States Holders should consult their tax advisors about the potential application of the PFIC rules to their investment in our Class A ordinary shares.

If we were to be treated as a PFIC, a U.S. Holder of Class A Ordinary Shares may be subject to adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, interest charges on certain taxes treated as deferred and additional reporting requirements. See “U.S. Federal Income Tax Considerations—Passive foreign investment company considerations” in Item 9B.

If we become a controlled foreign corporation for U.S. federal income tax purposes, there could be adverse U.S. federal income tax consequences to certain U.S. shareholders.

If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10 percent of the value or voting power of Class A Ordinary Shares, such person may be treated as a “U.S. shareholder” with respect to each of us and any of our direct and indirect foreign affiliates that is a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes. If we have a U.S. subsidiary, certain of our non-U.S. subsidiaries could be treated as CFCs (regardless of whether or not we are treated as a CFC). A U.S. shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of “subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by CFCs, regardless of whether we make any distributions. Individual U.S. shareholders of a CFC are generally not allowed certain tax deductions or foreign tax credits that are allowed to corporate U.S. shareholders. Failure to comply with applicable reporting obligations may subject a U.S. shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurance that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a CFC, whether any investor is treated as a U.S. shareholder with respect to any such CFC or furnish to any U.S. shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. Each U.S. investor should consult its advisors regarding the potential application of these rules to an investment in Class A Ordinary Shares.

We and the Financing Vehicles are subject to tax laws, tariffs and potential tax audits in multiple jurisdictions that could affect our financial results.

We and the Financing Vehicles are subject to tax laws, tariffs and potential tax audits in multiple jurisdictions. The application and interpretation of these laws in different jurisdictions affect our international operations in complex ways and are subject to change, and some changes may be retroactively applied. Our tax liabilities in the different countries where we operate depend, in part, on transfer pricing and administrative charges among us and our subsidiaries. These arrangements require us to make judgments with which tax authorities may disagree, potentially resulting in the assessment of material additional taxes, penalties, interest or other charges to resolve these issues.

The combination of the above factors may lead to an increased likelihood of tax audits with respect, among other things, to: (i) tax residence, (ii) trade or business activities and/or permanent establishment status in various jurisdictions, (iii) transfer pricing, (iv) CFC legislation, (v) taxation of dividends and capital gains derived upon interests held in companies located in low-tax jurisdictions, (vi) withholding tax application on cross-border payments, and (vii) anti-hybrid mismatches. In any such case, depending on the specific circumstances, tax audits and/or tax litigation with the tax authorities could result in tax liabilities and fines and penalties of significant amounts, which could be in excess of the amounts we provide for in our financial statements for tax liabilities.

Transactions, including those with Financing Vehicles, that we have structured in light of current tax rules could have material and adverse consequences for us if tax rules change or if tax authorities apply or interpret the rules differently than we do. Changes in tax laws, their application and interpretation or imposition of any new or increased tariffs, duties and taxes could increase our tax burden, materially and adversely affect our sales, profits and financial condition and have an adverse effect on our business, net assets, or results of operations. Such factors could also cause us to expend significant time and resources and/or cause investors to lose confidence in our reported financial information.

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Many of the countries in which we do business have or are expected to adopt changes to tax laws, including tax policy initiatives and reforms relating to the Organization for Economic Co-operation and Development's Base Erosion and Profit Shifting project and specific country anti-avoidance initiatives. Such tax law changes increase uncertainty and may adversely affect our tax provision, possibly with retroactive effect. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance. We regularly assesses all of these matters to determine the adequacy of its tax provision, which is subject to significant judgment.

Risks Related to R&D

We depend on highly skilled personnel to enhance our product and grow our business, and if we are unable to hire, integrate and retain our personnel, we may not be able to address competitive challenges and continue our rapid growth.

Our future success and ability to maintain effective growth will depend upon our continued ability to hire, integrate and retain highly skilled personnel, including senior management, engineers, designers, developers, product managers, customer care representatives and finance and legal personnel. In addition to hiring and integrating new employees, we must continue to focus on retaining our best employees who foster and promote our innovative corporate culture.

In order to remain competitive, we must continue to develop new solutions, applications and enhancements to our existing platform, which requires us to compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software. Our principal research and development activities are conducted from our offices in Tel Aviv, Israel, and we face significant competition for suitably skilled developers in this region.

If we do not continue to innovate and provide a platform, and improved policy model, that is useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on continued innovation to provide features and better performance that will make our platform useful for our customers and partners, and our ability to persuade existing customers to expand their use of our platform to additional use cases and additional applications. We must continue to invest significant resources in research and development in order to continually improve the speed and power of our platform. We may introduce significant changes to our platform or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our partners, we may be unable to attract additional partners or retain our current ones, which may adversely affect our business, operating results, and financial condition.

Our future success will depend on our ability to develop the required new technologies or offer new and relevant products and service offerings to our Partners.

Our future success will depend on our ability to improve the function, performance and reliability of our solutions and services. The development of new and upgraded solutions and new service offerings, including our future road map solutions to support our as part of new business segments or enhance of existing ones, involves a significant amount of time of our research and development team, as it can take our developers months to update, code and test new and upgraded solutions and integrate them into our platform. Further, our design team spends a significant amount of time and resources in order to incorporate various functionality elements as part of engagement with our partners and their business requirements.

We are required to continually gear our solution development efforts towards the needs of different partner segments (Asset class) or per his technology requirement including security related elements.

If we are unable to successfully enhance our existing solutions to meet evolving Partner requirements and increase adoption and usage of our solutions, if we are unable to maintain existing solutions provided by us, or if our efforts to increase the usage of our solutions are more expensive than we expect, if our solutions fail to achieve widespread acceptance, our time to market when onboarding new partners can be significantly impacted, driving operation challenges and impact to our business engagement.

A disruption or failure in services provided by third parties could materially and adversely affect our business.

We increasingly rely on partners and other third parties to provide and/or assist with certain critical aspects of our business, including: (i) customer support, (ii) collections, (iii) loan origination, (iv) data verification and (v) servicing. These partners and third parties may be subject to cybersecurity incidents, privacy breaches, service disruptions and/or financial, legal, regulatory, labor or operational issues; any of which may result in the third party providing inadequate service levels to us or our customers. For example, a significant number of consumers that apply for financial products offered by our partners are sourced through loan aggregators. These loan aggregators may provide offers to consumers from multiple lenders, and the prioritization of these offers seen by the consumer are determined in the sole discretion of the loan aggregator, and offers from our partners may or may not be displayed to consumers, or may be displayed less predominantly than competing lenders. Loan aggregators also typically include the ability to terminate their agreements to provide services to our partners for any reason and at any time upon a 30 days’ notice. If a loan aggregator terminated its relationship with one of our partners, the volume of loans or financial products originated by our partners could be significantly diminished, which may in turn negatively effect our ability to purchase assets from our partners. In addition, such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. These additional regulatory requirements may impact the ability of loan aggregators to provide their services, or to provide these services on commercially reasonable terms.

In addition, these third parties may breach their agreements with us or our partners and/or refuse to continue or renew these agreements on commercially reasonable terms. If any third party provides inadequate service levels or fails to provide services at all, we may face business disruptions, customer dissatisfaction, reputational damage and/or financial and legal exposure; any of which may harm our business.

We are exposed to risks relating to our incorporation and location in Israel.

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, certain leading international financial institutions, including investment banks, investors and key economists, have indicated several causes for concern, including that such proposed changes, if adopted, may cause a downgrade to Israel’s sovereign credit rating and Israel's international standing, which would adversely affect the macroeconomic condition in which we operate, and also potentially deter foreign investment into Israel or Israeli companies, which may hinder our ability to raise additional funds, if deemed necessary by our management and board of directors.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our information security program is designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customer data (“Information Systems and Data”). The information security program is overseen by our Chief Information Security Officer (“CISO”), who manages a team responsible for leading enterprise-wide cybersecurity policy, standards, architecture, and processes.

As an organization that has become increasingly interconnected, we have defined a set of cybersecurity principles designed to support the continuous improvement of our overall information security measures, utilizing technology and controls to protect our core assets, infrastructure, Information Systems and Data throughout the entire life cycle of our business. In addition, we are aligned with the SOC 2 Type 2 standard and we are ISO 27001:2013, ISO 27017:2015 & ISO 27018 (2019 certified).

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register; (2) the CISO works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and (3) our Technology Risk Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Risk Committee, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence providers, cybersecurity consultants and software providers, managed cybersecurity service providers, penetration testing service providers, dark web monitoring service providers, and forensic investigators.

In addition, our third party risk management program manages cybersecurity risks associated with our use of third-party service providers that perform a variety of functions throughout our business, such as software-as-a-service providers, hosting companies, distributors, and supply chain resources. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify associated cybersecurity risks.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Cyberattacks, security breaches or similar compromise of our information technology systems, or those of third parties upon which we rely, or our data could adversely impact our brand and reputation and our business, operating results and financial condition.”

Governance

Our CISO periodically reports risks from cybersecurity threats to our Chief Executive Officer and other senior management members, as well as to our Board of Directors. The Board’s Risk Committee provides oversight of risks from cybersecurity threats, including performing a review of all cybersecurity incidents and risks on a quarterly basis, as well as the processes the

Company has implemented to address them. The Risk Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Our information security program consists of processes and controls around access control, authorization, auditing, and monitoring, and is supported by our cyber security tech ecosystem, all of which is designed to protect our business flows and Information Systems and Data. Our cyber governance program is led by our CISO, who has more than 20 years of experience in the cyber security field, working for different enterprise organizations, holding multiple patents in the field and has vast knowledge and proven experience in both the technology and risk management domain of cybersecurity. Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident processes are designed to escalate material cybersecurity incidents to members of the executive team depending on the circumstances, who will then work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified, in addition to notifying the Risk Committee, as appropriate.

Item 2. Properties

Our main offices are in New York, NY (Headquarters) and Tel Aviv, Israel. We also lease offices in Austin, Texas. None of our facilities are owned by Pagaya. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.

Item 3. Legal Proceedings

Please refer to Note 12. Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the normal course of business. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. We are not presently party to any litigation that, if determined adversely to us, we believe would be likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Future litigation may be necessary, among other things, to defend ourselves or our Partners in connection with determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, financial condition, or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

On June 23, 2022, our Class A Ordinary Shares and public warrants began trading on Nasdaq under the symbols “PGY” and “PGYWW,” respectively. Prior to this, no public market existed for our Ordinary Shares.

Holders of Record

Based on a review of the information provided to us by our transfer agent, as of December 31, 2023, there were 104 registered holders of our Ordinary Shares, 63 of which were United States registered holders, including Cede & Co., the nominee of The Depository Trust Company, holding approximately 65.1% of our outstanding Ordinary Shares. The number of record holders in the United States is not representative of the number of beneficial holders nor is it representative of where such beneficial holders are resident since many of these Ordinary Shares were held by brokers or other nominees.

Dividend Policy

Pagaya currently expects to retain all future earnings for use in the operation and expansion of its business and does not plan to pay any dividends on Pagaya Ordinary Shares in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Pagaya Board and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the Pagaya Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The distribution of dividends may also be limited by the Companies Law, which permits the distribution of dividends only out of retained earnings or earnings derived over the two most recent years, whichever is greater, based on audited or reviewed financial statements for a period of up to two years ended no more than six months prior to the date of distribution, provided that there is no reasonable concern that payment of a dividend will prevent a company from satisfying its existing and foreseeable obligations as they become due. Under the Pagaya Articles, dividend distributions may be determined by the Pagaya Board, without the need for shareholder approval. Payment of dividends may be subject to Israeli withholding taxes. See Exhibit 4.8 to this Annual Report and “Certain Material Israeli Tax Considerations—Taxation of our shareholders” for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the section titled “Key Components of Statements of Operations” of this Annual Report and our consolidated financial statements and the related notes contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Item 1A.—Risk Factors” of this Annual Report.

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2022 in comparison to the year ended December 31, 2021 have been omitted. For such omitted discussions, refer to Pagaya’s Operating Results included in the Annual Report on Form 20-F filed with the SEC on April 20, 2023.

Company Overview
Pagaya’s mission is to deliver more financial opportunity to more people, more often. We believe our mission will be accomplished by becoming the trusted lending technology partner for the consumer finance ecosystem, with an expansive product suite (the fee-generating side of our business) fueled by effective and efficient capital and risk management (the capital efficiency side of our business). Both sides of our business working harmoniously to meet the complex needs of the leading financial institutions.
We are a product-focused technology company that deploys sophisticated data science and proprietary, AI-powered technology to enable better outcomes for financial institutions, their existing and potential customers, and institutional or sophisticated investors.
We have built, and we are continuing to scale, a leading AI and data network for the benefit of financial services and other service providers, their customers, and investors. Services providers integrated in our network, which we refer to as our ‘‘Partners,’’ range from high-growth financial technology companies to incumbent banks and financial institutions. We believe Partners benefit from our network to extend financial products to their customers, in turn helping those customers fulfill their financial needs. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by Financing Vehicles: (i) funds managed or advised by Pagaya or one of its affiliates, (ii) securitization vehicles sponsored or administered by Pagaya or one of its affiliates and (iii) other similar vehicles (“Financing Vehicles”).
In recent years, investments in digitization have improved the front-end delivery of financial products, upgrading customer experience and convenience. Notwithstanding these advances, we believe underlying approaches to the determination of creditworthiness for financial products are often outdated and overly manual. In our experience, providers of financial services tend to utilize a limited number of factors to make decisions, operate with siloed technology infrastructure and have data limited to their own experience. As a result, we believe financial services providers approve a smaller proportion of their application volume than is possible with the benefit of modern technology, such as our AI technology and data network.

At our core, we are a technology company that deploys data science and technology to drive better results across the financial ecosystem. We believe our solution drives a “win-win-win” for Partners, their customers and potential customers, and investors. First, by utilizing our network, Partners are able to approve more customer applications, which we believe drives superior revenue growth, enhanced brand affinity, opportunities to promote other financial products and decreased unit-level customer acquisition costs. Partners realize these benefits with limited incremental risk or funding requirements. Second, Partners’ customers benefit from enhanced and more convenient access to financial products. Third, investors benefit through gaining exposure to these assets originated by Partners with the assistance of our AI technology and acquired by the Financing Vehicles through our network.

Emerging Growth Company Status

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of June 22, 2022, (b) in which we have an annual total gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary equity that is held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year; and (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Foreign Private Issuer Exemptions

We are technically a “foreign private issuer” under U.S. Securities and Exchange Commission rules. Consequently, we are subject to the reporting requirements under the Exchange Act applicable to foreign private issuers. That said, as previously disclosed on January 16, 2024, we have decided to voluntarily file on U.S. domestic issuer forms with the SEC beginning in 2024. Accordingly, the Company will be filing its quarterly reports on Form 10-Q, current reports on Form 8-K, and its annual reports on Form 10-K, and will no longer report on forms 20-F and 6-K. In addition, the Company intends to comply with Regulation FD and the SEC’s proxy rules, and the Company's officers, directors, and 10% shareholders will now also begin reporting on Forms 3, 4 and 5, as applicable.

Nevertheless, since we are a foreign private issuer (“FPI”), we could elect to return to follow FPI reporting requirements, such as not having to file our annual report on Form 20-F until 120 days after the end of each fiscal year and permitting us to furnish reports on Form 6-K to the SEC regarding certain information required to be publicly disclosed by us in Israel or that is distributed or required to be distributed by us to our shareholders. Based on our foreign private issuer status, we are also not required to (i) file periodic reports and financial statements with the SEC as frequently or as promptly as a U.S. company whose securities are registered under the Exchange Act, (ii) comply with Regulation FD, which addresses certain restrictions on the selective disclosure of material information or (iii) comply with SEC rules relating to proxy solicitation in connection with shareholder meetings and presentation of shareholder proposals. In addition, among other matters, based on our foreign private issuer status, our officers, directors and principal shareholders are technically exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules under the Exchange Act with respect to their purchases and sales of the Ordinary Shares.

Our Economic Model

Pagaya’s revenues are primarily derived from Network Volume. We define Network Volume as the gross dollar value of assets originated by our Partners with the assistance of our artificial intelligence (“AI”) technology1 and, with respect to single-family rental operations, the gross dollar value of services, which may include the value of newly onboarded properties onto our Darwin platform. We generate revenue from network AI fees, contract fees, interest income and investment income. Revenue from fees is comprised of network AI fees and contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees.

We primarily earn AI integration fees for the creation and delivery of the assets that comprise our Network Volume.

Capital markets execution and contract fees are primarily earned from investors. Multiple funding channels are utilized to enable the purchase of network assets from our Partners, such as asset backed securitizations. Capital markets execution fees are primarily earned from the market pricing of ABS transactions while contract fees are management, performance and similar fees.
Additionally, we earn interest income from our risk retention holdings and our corporate cash balances and investment income associated with our ownership interests in certain Financing Vehicles and other proprietary investments.

We incur costs when Network Volume is acquired by the Financing Vehicles. These costs, which we refer to as ‘‘Production Costs,’’ compensate our Partners for acquiring and originating assets. Accordingly, the amount and growth of our Production Costs are highly correlated to Network Volume. An important operating metric to evaluate the success of our economic model, therefore, is FRLPC, or fee revenue less Production Costs.

Additionally, we have built what we believe to be a leading data science and AI organization that has enabled us to assist our Partners as they make decisions to extend credit to consumers or for the identification and purchase, or property management, of single-family rental properties. Excluding Production Costs, headcount, technology overhead and research and development expenses represent the significant portion of our expenses.
Key Factors Affecting Our Performance
Expanded Usage of Our Network by Our Existing Partners
Our AI technology typically enables Partners to convert a larger proportion of their application volume into originated loans, enabling them to expand their ecosystem and generate incremental revenues. Our Partners have historically seen rapid scaling of origination volume on our network shortly after onboarding and the contribution of Pagaya’s network to Partners’ total origination volume tends to increase over time. By integrating our product, connected lenders can increase originations by up to 25% in some cases.

Adoption of Our Network by Partners
We devote significant time to, and have a team that focuses on, onboarding and managing Partners to our network. We believe that our success in adding new Partners to our network is driven by our distinctive value proposition: driving significant revenue uplift to our Partners at limited incremental cost or credit risk to the Partner. Our success adding new Partners has contributed to our overall Network Volume growth and driven our ability to rapidly scale new asset classes. In 2022, we onboarded six new Partners, including Klarna and Ally Financial. Approximately $1.1 billion of Network Volume was generated by these new Partners and channels on our network during the year ended December 31, 2023. During 2023, we expanded our network with four new Partners, including U.S. Bank, a top 5 auto captive, Exeter Finance and Westlake Financial.
Continued Improvements to Our AI Technology
1 Our proprietary technology uses machine learning models as a subset of artificial intelligence that go through extensive testing, validation, and governance processes before they can be used or modified. The machine learning models are static and do not have the ability to self-correct, self-improve, and/or learn over time. Any change to the models requires human intervention, testing, validation, and governance approvals before a change can be made.

We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $1.8 trillion in application volume.
In addition to the accumulation of data, we make improvements to our technology by leveraging the experience of our research and development specialists. Our research team is central to accelerating the sophistication of our AI technology and expanding into new markets and use cases. We are reliant on these experts’ success in making these improvements to our technology over time.
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the year ended December 31 2023, our top 5 ABS investors contributed approximately 50% of our total ABS funding, compared to 70% in the year ended December 31, 2022.

Performance of Assets Originated with the Assistance of Our Proprietary Technology
The availability of funding from investors is a function of demand for consumer credit and residential real estate assets, as well as the performance of such assets originated with the assistance of our AI technology and purchased by Financing Vehicles. Our AI technology and data-driven insights are designed to enable relative outperformance versus the broader market. We believe that investors in Financing Vehicles view our AI technology as an important component in delivering assets that meet their investment criteria. See “Item 1A.—Risk Factors—Risks Related to the Operations of Our Business” in this Annual Report.
Impact of Macroeconomic Cycles and Global and Regional Conditions

We expect economic cycles to affect our financial performance and related metrics. Macroeconomic conditions, including, but not limited to the evolving conflict in Israel, rising interest rates, inflation, supply chain disruptions, labor shortages, bank failures, U.S. deficit concerns, and the Russian invasion of Ukraine, may impact consumer demand for financial products, our Partners’ ability to generate and convert customer application volume, as well as the availability of funding from our investors through the Financing Vehicles. On October 7, 2023, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel, igniting a war with Israel. The conflict is rapidly evolving and developing, and the intensity and duration of the current war and any escalation is difficult to predict, as are its economic impacts on the Company’s business and operations and on regional and global political and economic conditions in general. Although the Company’s business operations have not been materially impacted due to this evolving conflict as of the date of this Report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of this conflict. The recent rise in inflation and corresponding rapid rise in interest rates may increase financing costs and adversely impact the ability of borrowers to service their debt, which could lead to deterioration of the credit performance of loans and impact investor returns, and therefore may result in lower demand from investors for assets generated on our platform and lead to constraints on our ability to fund new

Network Volume. In addition, rising inflation may create an escalation in our operating costs, including employee compensation, financing costs, and general corporate expenses, which could reduce our cash flow and operating income. As of the date of this report, we have not experienced material impacts to our business performance from inflationary pressure. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies, charge-offs, and decreasing recoveries. Any impact to investor returns may lead to an adverse impact on our earnings. The increased risk-free rate of return may impact investor demand for risk assets such as consumer credit, which may constrain our ability to raise new funding for Network Volume. While our ability to raise new funding has not been materially impacted, the cost of capital has increased due to the higher interest rate environment which has led to a reduction in conversion ratio to meet investor return hurdles, more than offset by an increase in application volume to our network from our Partners, resulting in net growth in Network Volume this year. We continue to closely monitor the ongoing Russia-Ukraine conflict and its global impacts. While the outcome remains highly uncertain, we do not believe the ongoing Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures and protracted U.S. federal debt ceiling negotiations, or concerns or speculation about any similar events or risks, could lead to credit downgrades and market-wide liquidity problems, which in turn may cause Partners and their customers and other third parties to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets, which may adversely affect our business. A prolonged economic downturn may also adversely affect the performance of assets that Financing Vehicles acquire from our network. At the same time, such events, including the COVID-19 pandemic or the inflationary environment, provide key data that we can utilize to improve our AI technology, and they may also help to validate the outcomes our network drives for both Partners and investors. For a further discussion of uncertainties and other factors that could impact our operating results, see “Item 1A.—Risk Factors” section in this Annual Report.

Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	($ in millions)
Network Volume	$8,299	$7,307	$4,904

Network Volume
We believe the Network Volume metric to be a suitable proxy for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. Network Volume is primarily driven by our relationships with our Partners and SFR Partners, and we believe that this has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, residential real estate, and point of sale receivables.
Components of Results of Operations
Revenue

We generate revenue from network AI fees, contract fees, interest income and investment income. Network AI fees and contract fees are presented together as Revenue from fees in the consolidated financial statements. Revenue from fees is recognized after applying the five-step model consistent with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Consumers” (“ASC 606”). Revenue from fees is inclusive of network AI fees and contract fees.

Network AI fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. We earn AI integration fees for the creation and delivery of the assets that comprise our Network Volume. Multiple funding channels are used to enable the purchase of network assets from our Partners, such as ABS. Capital markets execution fees are earned when a pre-funded, Pagaya-sponsored ABS vehicle is sold by underwriters.
Contract fees. Contract fees primarily include administration and management fees, and performance fees. Administration and management fees are contracted upon the establishment of Financing Vehicles and are earned and collected over their remaining lives. Performance fees are earned when certain Financing Vehicles exceed contractual return hurdles and a significant reversal in the amount of cumulative revenue recognized is not expected to occur.
We also earn interest income from our risk retention holdings and cash balances and investment income associated with our ownership interests in certain Financing Vehicles and other proprietary investments.
Costs and Operating Expenses
Costs and operating expenses consist of Production Costs, technology, data and product development expenses, sales and marketing expenses, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, share-based compensation, and outsourcing comprise a significant component of several of these expense categories. A portion of our non-share-based compensation expense and, to a lesser extent, certain operating expenses (excluding Production Costs) are denominated in the new Israeli shekel (“NIS”), which could result in variability in our operating expenses which are presented in U.S. Dollars.
Production Costs
Production Costs are primarily comprised of expenses incurred when Network Volume is transferred from Partners into Financing Vehicles, as our Partners are responsible for marketing and customer interaction and facilitating the flow of additional application flow. Accordingly, the amount and growth of our Production Costs are highly correlated to Network Volume. Additionally, but to a lesser extent, Production Costs also include expenses incurred to renovate single-family rental properties.

Technology, Data and Product Development
Technology, data and product development expenses primarily comprise costs associated with the maintenance and ongoing development of our network and AI technology, including personnel, allocated costs, and other development-related expenses. Technology, data and product development costs, net of amounts capitalized in accordance with U.S. GAAP, are expensed as incurred. The capitalized internal-use software is amortized on a straight-line method over the estimated useful life in technology, data and product development costs. We have invested and believe continued investments in technology, data and product development are important to achieving our strategic objectives.
Sales and Marketing
Sales and marketing expenses, related to Partner onboarding, development, and relationship management, as well as capital markets investor engagement and marketing, are comprised primarily of salaries and personnel-related costs, as well as the costs of certain professional services, and allocated overhead. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses in absolute dollars may fluctuate from period to period based on the timing of our investments in our sales and marketing functions. These investments may vary in scope and scale over future periods depending on our pipeline of new Partners and strategic investors.
General and Administrative
General and administrative expenses primarily comprise personnel-related costs for our executives, finance, legal and other administrative functions, insurance costs, professional fees for external legal, accounting and other professional services and allocated overhead costs. General and administrative expenses are expensed as incurred.
Other Income (expense), net
Other Income (expense), net primarily consists of changes in the fair value of warrant liabilities and other non-recurring items, including credit-related impairment losses on investments in loans and securities.
Income Tax Expense

We account for taxes on income in accordance with ASC 740, “Income Taxes” (“ASC 740”). We are eligible for certain tax benefits in Israel under the Law for the Encouragement of Capital Investments or the Investment Law at a reduced tax rate of 12%. Accordingly, as we generate taxable income in Israel, our effective tax rate is expected to be lower than the standard corporate tax rate for Israeli companies, which is 23%. Our taxable income generated in the United States or derived from other sources in Israel which is not eligible for tax benefits will be subject to the regular corporate tax rate in their respective tax jurisdictions.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in our consolidated statements of operations is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net income of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Revenue
Revenue from fees	$772,814	$685,414	$445,866
Other Income
Interest income	38,748	57,758	28,877
Investment income (loss)	489	5,756	(155)
Total Revenue and Other Income	812,051	748,928	474,588
Production costs	508,944	451,084	232,324
Technology, data and product development (1)	74,383	150,933	66,211
Sales and marketing (1)	49,773	104,203	49,627
General and administrative (1)	203,351	294,213	132,235
Total Costs and Operating Expenses	836,451	1,000,433	480,397
Operating Loss	(24,400)	(251,505)	(5,809)
Other expense, net	(156,768)	(24,869)	(55,839)
Loss Before Income Taxes	(181,168)	(276,374)	(61,648)
Income tax expense	15,571	16,400	7,875
Net Loss	(196,739)	(292,774)	(69,523)
Less: Net income (loss) attributable to noncontrolling interests	(68,301)	9,547	21,628
Net Loss Attributable to Pagaya Technologies Ltd.	$(128,438)	$(302,321)	$(91,151)
Per share data:
Net loss attributable to Pagaya Technologies Ltd.	$(128,438)	$(302,321)	$(91,151)
Less: Undistributed earnings allocated to participated securities	—	(12,205)	(19,558)
Less: Deemed dividend distribution	—	—	(23,612)
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders	$(128,438)	$(314,526)	$(134,321)
Net loss per share:
Basic and Diluted (2)	$(2.14)	$(8.22)	$(8.25)
Non-GAAP adjusted net income (loss) (3)	$16,556	$(32,664)	$37,259
Non-GAAP adjusted net income (loss) per share (3):
Basic (2)	$0.28	$(0.85)	$2.29
Diluted (2)	$0.27	$(0.85)	$1.70
Weighted average shares outstanding:
Basic and Diluted (2)	60,038,893	38,253,737	16,276,048
Weighted average shares outstanding (Non-GAAP):
Basic (2)	60,038,893	38,253,737	16,276,048
Diluted (2)	61,693,526	58,302,653	21,916,293

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Technology, data and product development	$12,375	$81,337	$27,042
Sales and marketing	13,216	58,377	18,458
General and administrative	45,464	101,975	22,285
Total share-based compensation in operating expenses	$71,055	$241,689	$67,785
Share-based compensation for the year ended December 31, 2022 included compensation of $172.2 million related to the vesting of certain performance-based options, which was included in technology, data and product development, sales and marking, and general and administrative expenses. Certain of the performance awards, provided to certain founders and directors, do not contain any time-based employment requirements and are only subject to certain stock performance conditions. Share-based compensation for the year ended December 31, 2021 included compensation of $56.8 million related to the amount paid in excess of the estimated fair value of ordinary shares as of the date of the transactions in connection with a secondary sale.

(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

(3) See “Reconciliation of Non-GAAP Financial Measures” elsewhere within this “Operating and Financial Review and Prospects” for a reconciliation of this and Adjusted EBITDA.
Comparison of Year Ended December 31, 2023 and 2022

Total Revenue and Other Income

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$772,814	$685,414	$87,400	13%
Interest income	38,748	57,758	(19,010)	(33)%
Investment income	489	5,756	(5,267)	(92)%
Total Revenue and Other Income	$812,051	$748,928	$63,123	8%
Total revenue and other income, increased by $63.1 million, or 8%, to $812.1 million for the year ended December 31, 2023 from $748.9 million for the year ended December 31, 2022. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income.
Revenue from fees increased by $87.4 million, or 13%, to $772.8 million for the year ended December 31, 2023 from $685.4 million for the year ended December 31, 2022. The increase was primarily due to a $97.1 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $599.0 million for the year ended December 31, 2022 to $696.0 million for the year ended December 31, 2023. The increase in Network AI fees was primarily driven by a favorable impact from AI integration fees earned from contractual fee arrangements with certain Partners which did not exist during the year ended December 31, 2022, coupled with the growth in Network Volume, which increased by 14% from $7.3 billion for the year ended December 31, 2022 to $8.3 billion for the year ended December 31, 2023. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS transactions affected by tighter economic environment during the year ended December 31, 2023.

Contract fees, comprised of administration and management fees and performance fees, decreased by $9.7 million from $86.4 million for the year ended December 31, 2022 to $76.8 million for the year ended December 31, 2023, reflecting a decline in net asset values of the assets held by certain Financing Vehicles primarily driven by an increase in redemptions in such vehicles.
Interest income decreased by $19.0 million, or 33%, to $38.7 million for the year ended December 31, 2023 from $57.8 million for the year ended December 31, 2022. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease in interest income was primarily the result of changes in structure and composition of the investments in loans and securities portfolio, partially offset by higher interest income on our cash balances.
Investment income decreased by $5.3 million to $0.5 million for the year ended December 31, 2023 from $5.8 million for year ended December 31, 2022, reflecting a less favorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Year Ended December 31,
	2023	2022
	(in thousands)
Production costs	$508,944	$451,084
Technology, data and product development	74,383	150,933
Sales and marketing	49,773	104,203
General and administrative	203,351	294,213
Total Costs and Operating Expenses	$836,451	$1,000,433

Production Costs

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Production costs	$508,944	$451,084	$57,860	13%
Production costs increased by $57.9 million, or 13%, to $508.9 million for the year ended December 31, 2023 from $451.1 million for the year ended December 31, 2022. This increase was predominantly due to increases in Network Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product Development

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$74,383	$150,933	$(76,550)	(51)%

Technology, data and product development costs in the year ended December 31, 2023 decreased $76.6 million, or 51%, compared to the same period in 2022. Excluding Darwin’s contribution of $4.7 million for the 2023 period, technology, data and product development costs decreased $81.3 million for the year ended December 31, 2023, primarily driven by a $82.9 million decrease in compensation expenses, including a $69.3 million decrease in share-based compensation due to the absence of the acceleration of vesting of certain performance awards which occurred during the year ended December 31, 2022 and decreased headcount during the year ended December 31, 2023.

Sales and Marketing

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$49,773	$104,203	$(54,430)	(52)%
Sales and marketing costs in the year ended December 31, 2023 decreased by $54.4 million, or 52%, compared to the same period in 2022. This decrease was primarily due to a $51.3 million decrease in compensation expenses, including a $45.2 million decrease in share-based compensation due to the absence of the acceleration of vesting of certain performance awards which occurred during the year ended December 31, 2022 and a decreased headcount in the 2023 period. Also contributing to the decrease was a $3.1 million decrease in expenses related to marketing.

General and Administrative

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
General and administrative	$203,351	$294,213	$(90,862)	(31)%

General and administrative costs in the year ended December 31, 2023 decreased by $90.9 million, or 31%, compared to the same period in 2022. Excluding Darwin’s contribution of $24.1 million for the 2023 period, general and administrative costs decreased $115.0 million for the year ended December 31, 2023, primarily driven by a $62.7 million decrease in compensation expenses, including a $59.9 million decrease in share-based compensation due to the absence of the acceleration of vesting of certain performance awards which occurred during the year ended December 31, 2022 and a decreased headcount in the 2023 period. Also contributing to the decrease was a $53.2 million decrease in expenses related to the public company readiness, legal and other business-related professional services.

Other Income (Expense), Net

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(156,768)	$(24,869)	$(131,899)	(530)%
Other expense, net for the year ended December 31, 2023 increased by $131.9 million, compared to the same period in 2022. The increase was primarily due to a higher credit-related impairment loss of $97.6 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. We are not exposed economically to a significant portion of these fair value changes as certain investments are held within consolidated VIEs. For further information, please see “—Net Income (Loss) Attributable to Noncontrolling Interests.” Also contributing to the increase were higher interest expenses of $25.7 million due to higher interest rates and increased borrowing to support business growth, and a $12.9 million unfavorable impact from the changes in fair value remeasurement of warrants.

Income Tax Expense

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Income tax expense	$15,571	$16,400	$(829)	(5)%
Income tax expense decreased by $0.8 million, or 5%, to $15.6 million for the year ended December 31, 2023 from $16.4 million for the year ended December 31, 2022. The decrease was primarily driven by geographical mix of taxable net income.

Net Income Attributable to Noncontrolling Interests

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Net income (loss) attributable to noncontrolling interests	$(68,301)	$9,547	$(77,848)	(815)%
Net Income (loss) attributable to noncontrolling interests in the year ended December 31, 2023 decreased by $77.8 million, or 815%, compared to the same period in 2022. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income of $14.5 million generated from risk retention holdings offset by the credit-related impairment loss of $82.8 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Income (Expense), net.”
Reconciliation of Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with U.S. GAAP, we use the non-GAAP financial measures FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA to provide investors with additional information about our financial performance and to enhance the overall understanding of the results of operations by highlighting the results from ongoing operations and the underlying profitability of our business. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by U.S. GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with U.S. GAAP.
To address these limitations, we provide a reconciliation of FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable U.S. GAAP measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA in conjunction with their respective related U.S. GAAP financial measures.

FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA
FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 are summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fee Revenue Less Production Cost (FRLPC)	$263,870	$234,330	$213,542
Adjusted Net Income (Loss)	$16,556	$(32,664)	$37,259
Adjusted EBITDA	$82,022	$(4,834)	$45,949

FRLPC is defined as revenue from fees less production costs. We use FRLPC as part of overall assessment of performance, including the preparation of our annual budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. Adjusted Net Income (Loss) is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions. Adjusted EBITDA is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions, interest expense, depreciation expense, and provision (and benefit from) for income taxes.
These items are excluded from our Adjusted Net Income (Loss) and Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful.

We believe FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA in this report because these are key measurements used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. However, this non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP financial measures used by other companies.

The following tables present a reconciliation of the most directly comparable U.S. GAAP measure to FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue from fees	$772,814	$685,414	$445,866
Production costs	508,944	451,084	232,324
Fee Revenue Less Production Cost (FRLPC)	$263,870	$234,330	$213,542

	Year Ended December 31,
	2023	2022	2021
Net Loss Attributable to Pagaya Technologies Ltd.	$(128,438)	$(302,321)	$(91,151)
Adjusted to exclude the following:
Share-based compensation	71,055	241,689	67,785
Fair value adjustment to warrant liability	1,842	(11,088)	53,019
Impairment loss on certain investments	52,381	8,836	—
Write-off of capitalized software	1,938	3,209	—
Restructuring expenses	5,450	—	—
Transaction-related expenses	6,153	—	—
Non-recurring expenses	6,175	27,011	7,606
Adjusted Net Income (Loss)	$16,556	$(32,664)	$37,259
Adjusted to exclude the following:
Interest expenses	30,740	5,136	—
Income tax expense (benefit)	15,571	16,400	7,875
Depreciation and amortization	19,155	6,294	815
Adjusted EBITDA	$82,022	$(4,834)	$45,949
Liquidity and Capital Resources
As of December 31, 2023 and December 31, 2022, the principal sources of liquidity were cash, cash equivalents and restricted cash of $222.5 million and $337.1 million, respectively. Our unique pre-funded model, where we raise and deploy capital without the need to use on-balance sheet warehouse credit facilities, gives us agility to manage and grow through economic cycles. See “Securitizations” section below.

Our primary requirements for liquidity and capital resources are to purchase and finance risk retention requirements, invest in technology, data and product development and to attract, recruit and retain a strong employee base, as well as to fund potential strategic transactions, including acquisitions, if any. We intend to continue to make strategic investments to support our business plans. Accordingly, the majority of our assets are long-term as presented in the following tables which also provides the geographical area of the assets (in thousands):

	December 31, 2023
	United States	Israel
Right-of-use assets	$6,836	$48,893
Property and equipment, net	4,105	37,452
Other long-term assets, excluding intangible assets	783,534	10,659
Total long-term assets, excluding intangible assets	$794,475	$97,004
% of total	89%	11%

	December 31, 2022
	United States	Israel
Right-of-use assets	$7,818	$53,259
Property and equipment, net	1,652	30,011
Other long-term assets, excluding intangible assets	522,498	10,025
Total long-term assets, excluding intangible assets	$531,968	$93,295
% of total	85%	15%
We do not have capital expenditure commitments as the vast majority of our capital expenditures relate to the capitalization of certain compensation and non-compensation expenditures used in the development and improvement of our proprietary technology. We expect capital expenditures during fiscal 2024 to be consistent with fiscal 2023. This estimate is based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described below as well as in “Item 1A.—Risk Factors” in this Annual Report. Our capital expenditures for fiscal years 2023, 2022 and 2021 amounted to $20.2 million, $22.4 million and $6.6 million, respectively.

There are numerous risks to the Company’s financial results, liquidity and capital raising, some of which may not be quantified in the Company’s current estimates. The principal factors that could impact liquidity and capital needs are a prolonged inability to adequately access funding in the capital markets or in bilateral agreements, including as a result of macroeconomic conditions such as rising interest rates and higher cost of capital, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and the continuing market adoption of the Company’s network.

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowings, including repurchase agreements. We may also raise additional capital, including through borrowings under the new credit facility that we entered into in February 2024 (see further description of the new credit facility below in the section titled “Credit Agreement”) or through the sale or issuance of equity or debt securities, as described below in the sections titled “The Committed Equity Financing,” “Shelf Registration Statement” and “Ordinary Share Offering,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowings, or equity financing. The rates, terms, covenants and availability of such additional financing is not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI Technology.

Additional debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A.—Risk Factors” in this Annual Report.

In addition, we will receive the proceeds from any exercise of any public warrants and private placement warrants in cash. Each public warrant and each private placement warrant that was issued and exchanged for each EJFA Private Placement Warrant in the EJFA Merger entitles the holder thereof to purchase one Class A Ordinary Share at a price of $138 per share. The aggregate amount of proceeds could be up to $169.6 million if all such warrants are exercised for cash. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity.

As of February 29, 2024, the price of our Class A Ordinary Shares was $17.76 per share (as adjusted to reflect the Reverse Share Split). We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Item 1A.—Risk Factors—We have and may need to continue to raise additional funds in the future, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business” and “Item 1A.—Risk Factors—Risks Related to Ownership of our Class A Ordinary Shares and Warrants” in this Annual Report.

We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing related to such acquisitions or investments. In the event that we pursue additional financing, we may not be able to raise such financing on terms acceptable to us or at all. Additionally, as a result of any of these actions, we may be subject to restrictions and covenants in the agreements governing these transactions that may place limitations on us and we may be required to pledge collateral as security. If we are unable to raise additional capital or generate cash flows necessary to expand operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition. It is also possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of the significant judgments or estimates could prove to be materially incorrect.

Securitizations

In connection with asset-backed securitizations, we sponsor and establish securitization vehicles to purchase loans originated by our Partners. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by securitization vehicles and may choose to hold more than 5% depending on many factors. In ordinary course of business, we enter into certain financing arrangements to finance our risk retention balance in certain notes and securities retained from securitization transactions. From time to time, the Company makes cash deposits that serve to collateralize guarantees for related transactions, included in restricted cash on the consolidated balance sheets. For further information, see Note 6 and Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

The Committed Equity Financing

On August 17, 2022, we entered into the Equity Financing Purchase Agreement and the Equity Financing Registration Rights Agreement with B. Riley Principal Capital II. Pursuant to the Equity Financing Purchase Agreement, we have the right to sell to B. Riley Principal Capital II, up to $300 million of our Class A Ordinary Shares, subject to certain limitations and conditions set forth in the Equity Financing Purchase Agreement, from time to time during the 24-month term of the Equity Financing Purchase Agreement. Sales of our Class A Ordinary Shares pursuant to the Equity Financing Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley Principal Capital II under the Equity Financing Purchase Agreement.

The per share purchase price for the shares of Class A Ordinary Shares that we elect to sell to B. Riley Principal Capital II pursuant to the Equity Financing Purchase Agreement, if any, will be determined by reference to the VWAP as defined within the Equity Financing Purchase Agreement, less a fixed 3% discount the VWAP for such Purchase Valuation Period (as defined in the Equity Financing Purchase Agreement). We cannot issue to B. Riley Principal Capital II more than 3,344,967 shares of Class A Ordinary Shares, which number of shares is approximately 9% of outstanding Class A Ordinary Shares immediately prior to the execution of the Equity Financing Purchase Agreement.

The net proceeds under the Equity Financing Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of our stock to B. Riley Principal Capital II.

As consideration for B. Riley Principal Capital II’s commitment to purchase shares of Class A Ordinary Shares at our direction upon the terms and subject to the conditions set forth in the Equity Financing Purchase Agreement, upon execution of the Equity Financing Purchase Agreement, we issued 3,878 shares of Class A Ordinary Shares to B. Riley Principal Capital II. Expense of $1 million related to these shares was recognized within other income (loss), net in our consolidated statements of operations. During the year ended December 31, 2023, 1,587,157 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $27.2 million.

The Equity Financing Purchase Agreement and the Equity Financing Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The foregoing descriptions of the Equity Financing Purchase Agreement and the Equity Financing Registration Rights Agreement do not purport to be complete and are qualified in their entirety by the full text of such agreements, which are incorporated herein by reference to Exhibits 10.8 and 4.7, respectively, to this Annual Report.
Shelf Registration Statement

On October 4, 2023, we filed a shelf registration statement on Form F-3 (the “Shelf Registration”) with the SEC that was declared effective on October 16, 2023. Under this Shelf Registration, we may, from time to time, offer and sell in one or more offerings Class A ordinary shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in combination with any of these securities, up to $500 million.

Ordinary Share Offering

On March 13, 2024, the Company priced an offering of 7,500,000 of its Class A Ordinary Shares, no par value, pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and Jefferies LLC as representatives of the several underwriters. The proceeds from the offer and sale of the securities are approximately $90.0 million, after deducting the underwriting discount and fees and offering expenses payable by the Company.

Cash Flows

The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$9,577	$(40,000)	$49,811
Net cash used in investing activities	$(412,693)	$(265,419)	$(140,740)
Net cash provided by financing activities	$289,096	$437,920	$289,624
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of December 31, 2023, we had 712 employees, including 142 full-time Darwin employees, compared to 809 on December 31, 2022. During the first and second quarters of 2023, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the year ended December 31, 2023 was $9.6 million, an increase of $49.6 million from net cash used in operating activities of $40.0 million for the year ended December 31, 2022. This reflects our net loss including noncontrolling interests of $196.7 million, adjusted for non-cash charges of $227.2 million, partially offset by net cash outflows of $20.9 million used in changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $75.1 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value (we are not exposed economically to a portion of these fair value changes as certain investments are held within consolidated VIEs), (2) share-based compensation, which decreased by $170.6 million due to the absence of the acceleration of vesting of certain performance awards which occurred during the year ended December 31, 2022, (3) depreciation and amortization, which increased by $12.8 million primarily from capitalized software, and (4) fair value adjustment to warrant liability, which increased by $12.9 million driven by changes in the market price of our Class A Ordinary Shares.

Our net cash outflows resulting from changes in operating assets and liabilities decreased by $21.1 million to $20.9 million for the year ended December 31, 2023 compared to $41.9 million for the year ended December 31, 2022, reflecting cost savings.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the year ended December 31, 2023, net cash used in investing activities of $412.7 million was primarily attributable to purchases of risk retention assets of $566.2 million, which increased by $210.5 million driven by business growth, partially offset by proceeds received from existing risk retention assets of $172.1 million, which also increased by $59.2 million.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities of $289.1 million was primarily attributable to $132.1 million from secured borrowings executed to finance certain risk retention assets, net of repayments, $75.0 million from revolving credit facility, $74.3 million of proceeds from the issuance of redeemable convertible preferred shares and $27.9 million of proceeds from the issuance of our Class A Ordinary Shares under the Equity Financing Purchase Agreement. These net cash inflows were partially offset by distributions to noncontrolling interests of $23.8 million, net of contributions.

Indebtedness

Credit Agreement

On February 2, 2024, the Company entered into certain Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million.

The Facilities replace the SVB Revolving Credit Facility (as defined below). In addition to replacing the SVB Revolving Credit Facility, proceeds of borrowings under the Facilities may be used for general corporate purposes of the Company and its subsidiaries. As of the date of this filing, no borrowings have been made under the Revolving Credit Facility.

The Company may voluntarily prepay borrowings under the Facilities at any time and from time to time subject to, in regards to voluntary prepayments and certain mandatory prepayments of the Term Loan Facility, a 3.00% fee if paid prior to the first anniversary of the Term Loan Facility, 2.00% if paid after the first anniversary but prior to the second anniversary, 1.00% if after the second anniversary but prior to the third anniversary, and 0.50% if after the third anniversary but prior to the fourth anniversary. In each case, prepayments of the Facilities may be subject to the payment of “breakage” costs.

The Facilities contain certain customary mandatory prepayment events, including requirements to prepay the Term Loan Facility with excess cash flow and with the net cash proceeds from certain asset dispositions and casualty events, subject to customary reinvestment rights and other exceptions.

No amortization payments are required to be made in respect of borrowings under the Revolving Credit Facility. Amortization payments are required to be made in respect of the term loans under the Term Loan Facility in amount of 1.25% per quarter of the original principal amount of the term loans under the Term Loan Facility.

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% and (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears.

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s material, wholly-owned subsidiaries (collectively, the “Guarantors”) and are secured by a first priority lien on substantially all assets of the Company and the Guarantors, subject to certain customary exceptions.

The Credit Agreement contains customary negative covenants, which include, among other things, limitations on the ability of the Company and its consolidated subsidiaries to incur indebtedness, grant liens, engage in certain fundamental changes, make certain dispositions and investments, enter into sale and leaseback transactions, and make restricted payments and other distributions. The Credit Agreement contains certain financial covenants customary for a credit facility of this type, which include, among other things, a maximum first lien leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible book value ratio. The Credit Agreement also contains affirmative covenants customary for a credit facility of its type, including customary reporting covenants.

The Credit Agreement includes events of default related to, among other things, failure to pay amounts due under the Credit Agreement, breaches of representations, warranties or covenants, defaults under other material indebtedness, certain events of bankruptcy or insolvency, material judgment defaults and change of control, in each case, subject to customary cure periods where appropriate.

The foregoing descriptions of the Credit Agreement are qualified in their entirety by reference to the full and complete terms thereof, which are incorporated herein by reference to Exhibit 10.7 of this Annual Report.

Termination of SVB Credit Facility

In connection with entering into the Credit Agreement, the Company repaid and replaced all outstanding obligations with respect to, and terminated the commitments under the SVB Credit Agreement (as such is defined below) dated as of September 2, 2022 (as amended by that certain First Amendment, dated as of November 7, 2023), among the Company, as a borrower, Pagaya US as a borrower, the lenders party thereto and Silicon Valley Bank, as administrative agent.

As background, on September 2, 2022, we entered into that certain Senior Secured Revolving Credit Agreement (the “SVB Credit Agreement”) by and among Pagaya, as the borrower, the lenders from time to time party thereto and Silicon Valley Bank (“SVB”) , as administrative agent and collateral agent, which provides for a 3-year senior secured revolving credit facility (the “SVB Revolving Credit Facility”) in an initial principal amount of $167.5 million, which included a sub-limit for letters of credit in an initial aggregate principal amount of $50.0 million, of which up to a U.S. dollar equivalent of $20.0 million could be issued in NIS.

The SVB Revolving Credit Facility replaced the 2021 Credit Facility. Borrowings under the SVB Revolving Credit Facility bore interest at a rate per annum equal to either (i) a base rate (determined based on the prime rate and subject to a 1.00% floor) plus a margin of 1.75% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 2.75%. A commitment fee accrued on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and was payable quarterly in arrears. The Company could voluntarily prepay borrowings under the SVB Revolving Credit

Facility at any time and from time to time without premium or penalty, subject only to the payment of customary “breakage” costs. No amortization payments were required to be made in respect of borrowings under the SVB Revolving Credit Facility.

The Company’s obligations under the SVB Credit Agreement were guaranteed by certain of the Company’s material, wholly-owned subsidiaries (collectively, the “Guarantors”) and were secured by a first priority lien on substantially all assets of the Company and the Guarantors, subject to certain customary exceptions.

The SVB Credit Agreement contained customary negative covenants, which included, among other things, limitations on the ability of the Company and its consolidated subsidiaries to incur indebtedness, grant liens, engage in certain fundamental changes, make certain dispositions and investments, enter into sale and leaseback transactions and make restricted payments and other distributions. The SVB Credit Agreement contained the following financial maintenance covenants, which would be tested on the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2022: (i) a minimum Consolidated Adjusted Quick Ratio (as defined in the SVB Credit Agreement) of 1.25:1.00 and (ii) Consolidated Total Revenue (as defined in the Credit Agreement) not less than the amounts set forth in the SVB Credit Agreement. The SVB Credit Agreement also included affirmative covenants customary for a credit facility of its type, including customary reporting covenants.

The SVB Credit Agreement included events of default related to, among other things, failure to pay amounts due under the SVB Credit Agreement, breaches of representations, warranties or covenants, defaults under other material indebtedness, certain events of bankruptcy or insolvency, material judgment defaults and change of control, in each case, subject to customary cure periods where appropriate.

On November 7, 2023, we entered into an amendment to the SVB Revolving Credit Facility. The amendment did not alter the SVB Revolving Credit Facility amount, maturity, or participating lenders. The amendment was limited, in material respects, to (i) adding Pagaya US Holdings Company LLC, a wholly-owned subsidiary of the Company, as a co-borrower, (ii) revising the customary negative covenants to provide more flexibility to the Company and our consolidated subsidiaries to incur indebtedness, grant liens, and make certain investments; and (iii) changing one of our financial maintenance covenants to use Adjusted EBITDA as the relevant metric, rather than Total Revenue.

As of December 31, 2023, the Company had $90.0 million drawn, letters of credit issued in the amount of $10.05 million, and $67.45 million of remaining borrowing capacity available under the SVB Revolving Credit Facility. The Company is in compliance with all covenants.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of December 31, 2023, the total remaining contractual obligations are approximately $63.0 million, of which $9.8 million is for the next 12 months. During the year ended December 31, 2023, we entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of December 31, 2023, the total remaining contractual obligations are approximately $8.5 million, of which $4.9 million is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2023, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of December 31, 2023, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $26.0 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the consolidated balance sheet.

For a discussion of our long-term debt obligations and operating lease obligations as of December 31, 2023, see Note 6 and Note 10, respectively, to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles, which we contractually administer. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 8 to the consolidated financial statements elsewhere included in this Annual Report.
Critical Accounting Estimates
Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included elsewhere in this Annual Report. We have prepared our financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates are prepared using our best judgment, after considering past and current events and economic conditions. While management believes the factors evaluated provide a meaningful basis for establishing and applying sound accounting policies, management cannot guarantee that the estimates will always be consistent with actual results. In addition, certain information relied upon by us in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third-parties. Actual results may differ from these estimates. See “Item 1A.—Risk Factors” for a discussion of the possible risks that may affect these estimates.

We believe that the accounting policies discussed below are critical to our financial results and the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate and (2) changes in the estimate could have a material impact on our financial condition or results of operations. For further information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

Revenue Recognition

The Company adopted ASC 606, which follows a five-step model to recognize revenue consisting of identifying contracts with customers, the performance obligations promised in those contracts, determining and allocating the transaction price to the obligations, and recognizing revenue when the Company satisfies its obligations. The timing of revenue recognition varies by service and is described above in “Components of Results of Operations” and within the notes to the audited financial statements.
We consider revenue recognition to be a critical accounting policy given the focus on revenue by management and our investors.

Investments in Loans and Securities

Investments in loans and securities are classified as available for sale and presented at fair value based on discounted cash flows. We determine whether an impairment has resulted from a credit loss or other factors. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses, up to the amount of the impairment when appropriate. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

Prior to 2023, we wrote down the amortized cost basis of the investment if it was more likely than not we would be required, or we intended to sell the investment before recovery of its amortized cost basis, or we did not expect to collect cash flows sufficient to recover the amortized cost basis of the investment.

Consolidation and Variable Interest Entities (VIEs)

The Company has variable interests in certain related securitization vehicles that it sponsors, and it consolidates the financial results of those vehicles where the Company has a controlling interest in them. In order to have a controlling interest, the Company evaluates whether it has both the power to direct the activities of the VIEs that most significantly impact their economic performance and the obligation to absorb the losses or receive benefits of the VIE that could potentially be significant.

In performing the evaluation, we are required to apply judgment, including in identifying the activities that most significantly impact a VIE’s economic performance and determining the significance of our obligation to absorb losses or receive benefits. The factors we consider in assessing significance include: the design and capitalization structure of the VIE; subordination of interests; payment priority; relative share of interests held within the VIE’s capital structure; and the nature of or reason behind our interest in the entity.

Recoverability of Deferred Tax Assets

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses, foreign tax credits, realized capital loss, and other carryforwards. These factors include forecasts of future income for each of our businesses, and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and company-specific conditions and events.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in market prices. Our market risk exposure primarily relates to fluctuations in credit risk. We are exposed to market risk directly through investments in loans and securities held on our consolidated balance sheets and access to the securitization markets.

Credit Risk

Credit risk refers to the risk of loss arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including investments in loans, securitization notes and residual certificates on our consolidated balance sheets, is dependent on the credit performance. To manage this risk, we monitor borrower payment performance and utilize our proprietary, AI-powered technology to evaluate individual loans in a manner that we believe is reflective of the credit risk.

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of December 31, 2023 and 2022, we were exposed to credit risk on $717 million and $464 million, respectively, of investments in loans and securities held on our consolidated balance sheet, with $618 million and $265 million, respectively, representing net exposure exclusive of non-controlling interests. We implemented portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework is intended to deliver timely and actionable feedback credit risk exposures.

We are also exposed to credit risk in the event of non-performance by the financial institutions holding our cash. We maintain our cash deposits in highly-rated financial institutions. In the United States, cash deposits are held at federally insured institutions. We manage this risk by maintaining our cash deposits at well-established, well-capitalized financial institutions and diversifying our counterparties.

Interest Rate Risk

The interest rates charged on the loans originated by Partners are subject to change by the platform sellers, originators, and/or servicers. Higher interest rates could negatively impact collections on the underlying loans, leading to increased delinquencies, defaults, and our borrower bankruptcies, all of which could have a substantial adverse effect on our business. This would also impact future loans and securitizations.

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense/payments and harm the results of our operations.. See Item 7. Liquidity and Capital Resources for additional information.

We also rely on securitization transactions, with notes of those transactions typically bearing a fixed coupon. For future securitization issuances, higher interest rates could effect overall deal economics as well as the returns we would generate on our related risk retention investments.

Foreign Exchange Risk

Foreign currency exchange rates do not pose a material market risk exposure. However, given the compensation and non-compensation expenses denominated in Israeli Shekel, our inability or failure to manage foreign exchange risk could harm our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements as required under Item 8 are attached hereto starting on page F-1 of this Annual Report. The audit report of Kost Forer Gabbay and Kasierer, a member of EY Global, an independent registered public accounting firm, is included within the attached audited consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and overseen by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance, that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate but such improvements will be subject to the same inherent limitations outlined in this section.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Our independent registered accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, has not audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Company Trading Plans or other Arrangements

Subject to compliance with U.S. and Israel securities laws, rules and regulations, our directors and executive officers have adopted, and may adopt, individual share trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (a “Rule 10b5-1 Plan”), in which they will contract with a broker to buy or sell our Class A Ordinary Shares on a periodic basis. Under a Rule 10b5-1 Plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 Plan when they are not in possession of material, non-public information.

Director and Officer Trading Arrangements

Gal Krubiner terminated his Rule 10b5-1 trading arrangement on December 21, 2023. None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Memorandum and Articles of Association

A copy of our amended and restated articles of association is attached as Exhibit 3.1 to this Annual Report. The information called for by this Item is set forth in Exhibit 4.8 to this Annual Report and is incorporated herein by reference.

Material Contracts

The following is a list of each material contract, other than material contracts entered into in the ordinary course of business, to which we are or have been a party for the two years immediately preceding the date of this Annual Report, along with where a summary of that contracted can be found in this Annual Report.

Material Contracts	Location in this Annual Report
2016 Equity Incentive Plan and US Subplan	Item 11.—Executive Compensation— Legacy Equity Incentive Plans
2021 Equity Incentive Plan and US Subplan	Item 11.—Executive Compensation— Legacy Equity Incentive Plans
2022 Equity Incentive Plan and IL Subplan	Item 11.—Executive Compensation—2022 Share Incentive Plan
2023 Employee Stock Purchase Plan	Item 11.—Executive Compensation—2023 Employee Share Purchase Plan
Compensation Policy	Item 11.—Executive Compensation—Compensation Policy under the Companies Law
Employment Agreements	Item 13.—Certain Relationships and Related Transactions and Director Independence—Agreements with Pagaya’s directors and officers
Indemnification Agreements	Item 13.—Certain Relationships and Related Transactions and Director Independence—Agreements with Pagaya’s directors and officers
EJFA Merger Agreement	Item 1.—Business—History and Development of the Company—Recent Developments
EJFA Merger Registration Rights Agreement	Item 13.—Certain Relationships and Related Transactions and Director Independence—Registration Rights Agreement
Equity Financing Purchase Agreement	Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Committed Equity Financing
Equity Financing Registration Rights Agreement	Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Committed Equity Financing
Credit Agreement for Term Loan and Revolving Credit Facilities	Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness
Preferred Shares Purchase Agreement	Item 13.—Certain Relationships and Related Transactions and Director Independence—Series A Preferred Shares Purchase Agreement

Exchange Controls

There are currently no Israeli currency control restrictions on remittances of dividends on Class A Ordinary Shares, proceeds from the sale of the Class A Ordinary Shares or interest or other payments to non-residents of Israel.

Taxation

U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of U.S. federal income tax considerations of the ownership and disposition of our Class A Ordinary Shares. This discussion is based on the Code, Treasury Regulations, published positions of the IRS, court decisions and other applicable authorities, all as of the date hereof and all of which are subject to change or differing interpretations (possibly with retroactive effect). This discussion applies only to Class A Ordinary Shares that are held as capital assets within the meaning of the Code (generally, property held for investment). The following does not purport to be a complete analysis of all potential U.S. federal income tax effects arising in connection with the ownership and disposition of Class A Ordinary Shares. Pagaya has not sought and will not seek any rulings from the IRS regarding any matter discussed herein. There can be no assurance that the IRS will not assert, or that a court will not sustain, a position contrary to any of those set forth below.

This discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to holders in light of their particular circumstances or status including:

•our officers or directors;
•banks, insurance companies, and other financial institutions;
•tax-exempt entities or governmental organizations;
•tax-qualified retirement plans;
•regulated investment companies and real estate investment trusts;
•brokers, dealers, or traders in securities that elect to use a mark-to-market method of accounting;
•persons that elect to mark their securities to market;
•certain expatriates and former citizens or residents of the United States;
•persons that have a functional currency other than the U.S. Dollar;

•persons holding Class A Ordinary Shares as part of a hedging, integrated, straddle, conversion or constructive sale transaction for U.S. federal income tax purposes;
•S corporations, partnerships, or other entities or arrangements classified as partnerships for U.S. federal income tax purposes (and investors therein);
•persons that actually or constructively own 5% or more of our shares by vote or value; and
•persons that acquired Class A Ordinary Shares pursuant to an exercise of employee share options, in connection with employee share incentive plans or otherwise as compensation or in connection with services.

This discussion does not address estate or gift taxes, the alternative minimum tax provisions of the Code, special tax accounting rules under Section 451(b) of the Code, or any state, local or non-U.S. tax considerations or any tax considerations other than U.S. federal income tax considerations.

For purposes of this discussion, a “U.S. Holder” is any beneficial owner of Class A Ordinary Shares that is, for U.S. federal income tax purposes:

•an individual who is a citizen or resident of the United States;
•a corporation (including any entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate whose income is subject to U.S. federal income taxation regardless of its source; or
•a trust if (i) a court within the U.S. is able to exercise primary supervision over the trust’s administration and one or more U.S. persons have the authority to control all of the trust’s substantial decisions, or (ii) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

If a partnership (including any entity or arrangement treated as a partnership or other pass-through entity for U.S. federal income tax purposes) holds Class A Ordinary Shares, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership and certain determinations made at the owner or participant level. Accordingly, partners and partnerships considering an investment in Class A Ordinary Shares should consult their tax advisors regarding the U.S. federal income tax considerations to them of an investment in Class A Ordinary Shares.

THE U.S. FEDERAL INCOME TAX TREATMENT OF THE OWNERSHIP AND DISPOSITION OF CLASS A ORDINARY SHARES TO ANY PARTICULAR HOLDER WILL DEPEND ON THE HOLDER’S PARTICULAR TAX CIRCUMSTANCES. EACH HOLDER SHOULD CONSULT ITS TAX ADVISOR WITH RESPECT TO THE PARTICULAR TAX CONSEQUENCES TO SUCH HOLDER OF THE OWNERSHIP AND DISPOSITION OF CLASS A ORDINARY SHARES, INCLUDING THE EFFECTS OF U.S. FEDERAL, STATE, LOCAL AND NON-U.S. TAX LAWS.

Taxation of dividends and other distributions on Class A Ordinary Shares

Distributions of cash or other property to a U.S. Holder with respect to such U.S. Holder’s Class A Ordinary Shares generally will be treated as dividends for U.S. federal income tax purposes to the extent paid out of Pagaya’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Distributions in excess of such earnings and profits generally will be applied against and reduce the U.S. Holder’s basis in its Class A Ordinary Shares (but not below zero) and, to the extent in excess of such basis, will be treated as gain from the sale or exchange of such Class A Ordinary Shares. Because Pagaya does not intend to determine its earnings and profits under U.S. federal income tax principles, distributions made by Pagaya generally will be reported as dividends. In the case of corporate U.S. Holders, such dividends generally will be subject to tax at regular U.S. graduated income tax rates and will not be eligible for the dividends-received deduction generally allowed to domestic corporations in respect of dividends received from other domestic corporations.

In the case of non-corporate U.S. Holders, such dividends generally will be subject to tax at preferential long-term capital gains rates only if (i) Class A Ordinary Shares are readily tradable on an established securities market in the United States or (ii) Pagaya is eligible for the benefits of the income tax treaty between the United States and Israel (the “Treaty”), in each case, provided that Pagaya is not treated as a PFIC at the time the dividend was paid or in the previous year and certain other requirements are met. U.S. Holders should consult their tax advisors regarding the availability of the lower rate for any dividends paid with respect to Class A Ordinary Shares.

Subject to certain exceptions, dividends on Class A Ordinary Shares generally will be treated as non-U.S. source income and generally will constitute “passive category” income for U.S. foreign tax credit limitation purposes. As described under “Certain Material Israeli Tax Considerations,” a U.S. Holder may be subject to Israeli withholding taxes on such dividends. Subject to certain conditions and limitations, a Treaty-eligible U.S. Holder may be eligible to claim a foreign tax credit in respect of any Israeli income taxes paid or withheld with respect to dividends on Class A Ordinary Shares to the extent such taxes are nonrefundable under the Treaty. Under current Treasury Regulations, which apply to foreign taxes paid or accrued in taxable years beginning on or after December 28, 2021 a U.S. Holder may in some circumstances be prohibited from claiming a foreign tax credit with respect to certain non-U.S. taxes that are not creditable under applicable income tax treaties. Instead of claiming a credit for non-U.S. taxes, a U.S. Holder may elect to deduct such taxes in computing its taxable income for U.S. federal income tax purposes, provided that such U.S. Holder does not elect to claim a foreign tax credit for any non-U.S. income taxes paid or accrued for the relevant taxable year. The rules governing foreign tax credits and the deductibility of foreign taxes are complex. All U.S. Holders, whether or not they are Treaty-eligible, should consult their tax advisors regarding the availability of foreign tax credits and the deductibility of foreign taxes in light of their particular circumstances.

Disposition of Class A Ordinary Shares

Upon a sale, exchange, or other taxable disposition of Class A Ordinary Shares, a U.S. Holder generally will recognize capital gain or loss. The amount of gain or loss recognized generally will be equal to the difference between (i) the sum of the amount of cash and the fair market value of any property received in such disposition and (ii) the U.S. Holder’s adjusted tax basis in its Class A Ordinary Shares sold or exchanged in such disposition.

Any gain or loss recognized by a U.S. Holder on the disposition of Class A Ordinary Shares generally will be capital gain or loss and will generally be long-term capital gain or loss if, at the time of the disposition, the U.S. Holder’s holding period in its Class A Ordinary Shares exceeds one year. Long-term capital gains of individuals and certain other non-corporate U.S. Holders are eligible for reduced rates of taxation. The deductibility of capital losses is subject to certain limitations.

Any gain or loss realized by a U.S. Holder on the disposition of Class A Ordinary Shares generally will be treated as U.S. source gain or loss for U.S. foreign tax credit purposes. As a consequence, Israeli taxes (including withholding taxes), if any, imposed on any such gain may not be creditable against the U.S. Holder’s U.S. federal income tax liability under the U.S. foreign tax credit limitations of the Code. U.S. Holders that are eligible for the benefits of the Treaty may apply the Treaty to treat such gain as Israeli source, however. Notwithstanding this, pursuant to recently issued Treasury Regulations, it is possible that Treaty-eligible U.S. Holders that do not apply the Treaty and U.S. Holders that are not eligible for benefits under the Treaty may not be able to claim a foreign tax credit for any Israeli taxes imposed on a disposition of Class A Ordinary Shares. The rules regarding foreign tax credits and the deductibility of foreign taxes are complex. All U.S. Holders, whether or not they are Treaty-eligible, should consult their tax advisors regarding the availability of foreign tax credits and the deductibility of foreign taxes in light of their particular circumstances.

Passive foreign investment company considerations

Definition of a PFIC

A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes if either (i) at least 75% of its gross income in a taxable year is passive income (the “income test”) or (ii) at least 50% of its assets in a taxable year (generally determined based on fair market value and averaged quarterly over the year) produce or are held for the production of passive income (the “asset test”). For this purpose, a corporation generally is treated as owning its proportionate share of the assets and earning its proportionate share of the income of any other corporation in which it owns, directly or indirectly, at least 25% (by value) of the stock. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of certain passive assets. For purposes of these rules, interest income earned by a corporation is considered to be passive income and cash held by a corporation is considered to be a passive asset (other than a limited amount of cash held for short-term working capital needs).

PFIC status of Pagaya

The legislative history of the relevant Code provisions indicates that the total value of a publicly-traded foreign corporation’s assets generally will be treated as equal to the sum of the aggregate value of its outstanding stock plus its liabilities for purposes of the asset test, and publicly-traded foreign corporations often employ such market capitalization method to value their assets. However, the IRS has not issued guidance conclusively addressing how to value a publicly-traded foreign corporation’s assets for PFIC purposes. The trading value of our Class A ordinary shares has in the past, and is likely to continue to fluctuate. In particular, the market price of the shares of U.S. listed technology companies (including us) has been especially volatile in recent years. In addition, we have a dual class share structure that has the effect of concentrating voting power in our Class B ordinary shares, which are not publicly traded. Our Class A ordinary shares, which are publicly traded, represent less than 20% of the voting power of all our outstanding shares. In certain circumstances, including under volatile market conditions and considering the percentage of voting power represented by our publicly-traded Class A ordinary shares, we believe it may be appropriate to employ alternative methods to determine the value of our assets other than the market capitalization method. After considering the total value of our assets determined under an alternative valuation method that takes into account a control premium, we believe that we were not a PFIC for the taxable year ended December 31, 2023. However, if the market capitalization method were determined to be the only appropriate method of valuing our assets, we may well be treated as a PFIC for the taxable year ended December 31, 2022. Therefore, there can be no certainty that the IRS will not challenge such a position and determine that based on the IRS’s interpretation of the asset test, we were a PFIC for the taxable year ended December 31, 2023. In addition, PFIC status is a factual determination that must be made annually after the close of each taxable year. The trading value of our Class A ordinary shares is likely to continue to fluctuate while the market price of the shares of U.S. listed technology companies continues to be volatile, which may affect the determination of whether we will be considered a PFIC. As our market capitalization and the composition of our income, assets, and operations are subject to change, we cannot assure you that we will not be considered a PFIC for any taxable year. It is possible that the IRS may take a contrary position with respect to our determination in any particular year. Certain adverse U.S. federal income tax consequences could apply to a United States Holder if we are treated as a PFIC for any taxable year during which such United States Holder holds our Class A ordinary shares. Under the PFIC rules, if we were considered a PFIC at any time that a United States Holder holds our Class A ordinary shares, we would continue to be treated as a PFIC with respect to such holder’s investment unless (i) we cease to be a PFIC, and (ii) the United States Holder has made a “deemed sale” election under the PFIC rules.

Application of PFIC rules to Class A Ordinary Shares

If (i) Pagaya is determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder and (ii) the U.S. Holder did not make a timely and effective QEF Election (as defined below) for Pagaya’s first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) Class A Ordinary Shares (such taxable year as it relates to each U.S. Holder, the “First PFIC Holding Year”) or a Mark-to-Market Election (as defined below), then such holder generally will be subject to special rules (the “Default PFIC Regime”) with respect to:

•any gain recognized by the U.S. Holder on the sale or other disposition of its Class A Ordinary Shares; and
•any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of Class A Ordinary Shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for such Class A Ordinary Shares).

Under the Default PFIC Regime:

•the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for its Class A Ordinary Shares;
•the amount of gain allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of the first taxable year in which Pagaya is a PFIC, will be subject to tax as ordinary income;
•the amount of gain allocated to other taxable years (or portions thereof) of the U.S. Holder included in such U.S. Holder’s holding period will be subject to tax at the highest tax rate in effect for that year and applicable to the U.S. Holder; and
•an additional tax equal to the interest charge generally applicable to underpayments of tax will be imposed on the U.S. Holder in respect of the tax attributable to each such other taxable year of such U.S. Holder included in such U.S. Holder’s holding period.

QEF Election and Mark-to-Market Election

In general, if Pagaya is determined to be a PFIC, a U.S. Holder may avoid the Default PFIC Regime with respect to its Class A Ordinary Shares by making a timely and effective “qualified electing fund” election under Section 1295 of the Code (a “QEF Election”) for such holder’s First PFIC Holding Year. In order to comply with the requirements of a QEF Election with respect to Class A Ordinary Shares, a U.S. Holder must receive certain information from Pagaya. Because Pagaya does not intend to provide such information, however, the QEF Election will not be available to U.S. Holders with respect to Class A Ordinary Shares.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns (or is deemed to own) shares in a PFIC that are treated as marketable shares, the U.S. Holder may make a mark-to-market election (a “Mark-to-Market Election”) with respect to such shares for such taxable year. A U.S. Holder that makes a valid Mark-to-Market Election for such holder’s First PFIC Holding Year generally will not be subject to the Default PFIC Regime with respect to its Class A Ordinary Shares as long as such shares continue to be treated as marketable shares. Instead, the U.S. Holder generally will include as ordinary income for each year that Pagaya is treated as a PFIC, the excess, if any, of the fair market value of its Class A Ordinary Shares at the end of its taxable year over the adjusted basis in its Class A Ordinary Shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its Class A Ordinary Shares over the fair market value of its Class A Ordinary Shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election). The U.S. Holder’s basis in its Class A Ordinary Shares will be adjusted to reflect any such income or loss amounts, and any additional gain recognized on a sale or other taxable disposition of the Class A Ordinary Shares in a taxable year in which Pagaya is treated as a PFIC will be treated as ordinary income. Special tax rules may also apply if a U.S. Holder makes a Mark-to-Market Election for a taxable year after such holder’s First PFIC Holding Year.

The Mark-to-Market Election is available only for stock that is regularly traded on a national securities exchange that is registered with the SEC, including Nasdaq. U.S. Holders should consult their tax advisors regarding the availability and tax considerations relevant to a Mark-to-Market Election with respect to Class A Ordinary Shares in their particular circumstances.

If Pagaya is determined to be a PFIC and, at any time, has a non-U.S. subsidiary that is classified as a PFIC, U.S. Holders generally will be deemed to own a portion of the shares of such lower-tier PFIC, and could incur liability for the deferred tax and interest charge described above if Pagaya receives a distribution from, or disposes of all or part of Pagaya’s interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. A Mark-to-Market Election generally will not be available with respect to such lower-tier PFIC. U.S. Holders should consult their tax advisors regarding the tax considerations relevant to the deemed ownership of lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may be required to file an IRS Form 8621 with such U.S. Holder’s U.S. federal income tax return (whether or not a QEF Election or a Mark-to-Market Election is made) and provide such other information as may be required by the U.S. Treasury Department. The rules governing PFICs and QEF Elections and Mark-to-Market Elections are complex and their application is affected by various factors in addition to those described above. Accordingly, U.S. Holders of Class A Ordinary Shares should consult their tax advisors concerning the application of the PFIC rules to Class A Ordinary Shares in their particular circumstances.

THE PFIC RULES ARE COMPLEX AND THEIR APPLICATION IS AFFECTED BY VARIOUS FACTORS IN ADDITION TO THOSE DESCRIBED ABOVE. ALL U.S. HOLDERS SHOULD CONSULT THEIR TAX ADVISORS REGARDING THE APPLICATION OF THE PFIC RULES TO THEM, INCLUDING WITH RESPECT TO WHETHER A QEF ELECTION (OR A QEF ELECTION ALONG WITH A PURGING ELECTION), A MARK-TO-MARKET ELECTION OR ANY OTHER ELECTION IS AVAILABLE AND THE CONSIDERATIONS RELEVANT TO THEM OF ANY SUCH ELECTION, AND THE IMPACT OF ANY PROPOSED OR FINAL PFIC TREASURY REGULATIONS.

CERTAIN MATERIAL ISRAELI TAX CONSIDERATIONS

The following description is not intended to constitute a complete analysis of all tax consequences relating to the acquisition, ownership and disposition of the Class A Ordinary Shares. You should consult your own tax advisor concerning the tax consequences of your particular situation, as well as any tax consequences that may arise under the laws of any state, local, foreign or other taxing jurisdiction.

Israeli tax considerations

The following is a brief summary of certain material Israeli income tax laws applicable to Pagaya, and certain Israeli Government programs that may benefit Pagaya. This section also contains a discussion of certain material Israeli tax consequences concerning the ownership and disposition of Class A Ordinary Shares purchased by investors. This summary does not discuss all the aspects of Israeli tax law that may be relevant to a particular investor in light of his or her personal investment circumstances or to some types of investors subject to special treatment under Israeli law. Examples of such investors include residents of Israel, trusts or traders in securities who are subject to special tax regimes not covered in this discussion. To the extent that the discussion is based on new tax legislation that has not yet been subject to judicial or administrative interpretation, Pagaya cannot assure you that the appropriate tax authorities or the courts will accept the views expressed in this discussion. The discussion below is not intended, and should not be construed, as legal or professional tax advice and is not exhaustive of all possible tax considerations. The discussion is subject to change, including due to amendments under Israeli law or changes to the applicable judicial or administrative interpretations of Israeli law, which amendments or changes could affect the tax consequences described below.

SHAREHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS AS TO THE ISRAELI OR OTHER TAX CONSEQUENCES OF THE PURCHASE, OWNERSHIP AND DISPOSITION OF CLASS A ORDINARY SHARES, INCLUDING, IN PARTICULAR, THE EFFECT OF ANY NON-U.S., STATE OR LOCAL TAXES.

General corporate tax structure in Israel

Israeli companies are generally subject to corporate tax on their taxable income. The corporate tax rate is currently 23%, which has been the rate since 2018. However, the effective tax rate payable by a company that derives income from a Preferred Enterprise or a Technological Enterprise (as discussed below) may be considerably less. Capital gains derived by an Israeli company are generally subject to taxation at the corporate tax rate.

Law for the Encouragement of Industry (Taxes), 5729-1969

The Law for the Encouragement of Industry (Taxes), 5729-1969, generally referred to as the “Industry Encouragement Law”, provides several tax benefits for “Industrial Companies.” We believe that we currently qualify as an Industrial Company within the meaning of the Industry Encouragement Law.
The Industry Encouragement Law defines an “Industrial Company” as an Israeli resident company that derives 90% or more of its income in any tax year, other than income from certain government loans, from an “Industrial Enterprise” owned by it and located in Israel or in the “Area,” in accordance with the definition under Section 3A of the ITO. An “Industrial Enterprise” is defined as an enterprise whose principal activity in a given tax year is industrial production.

The following are the principal tax benefits available to Industrial Companies:

•amortization of the cost of purchased patents, rights to use a patent, and know-how, which were purchased in good faith and are used for the development or advancement of the Industrial Enterprise, over an eight-year period, commencing on the year in which such rights were first exercised;
•under limited conditions, an election to file consolidated tax returns with controlled Israeli Industrial Companies; and
•expenses related to a public offering are deductible in equal amounts over three years commencing with the year of the offering.

Eligibility for benefits under the Industry Encouragement Law is not contingent upon approval of any governmental authority.

Tax benefits and grants for research and development

Israeli tax law allows, under certain conditions, a tax deduction for expenditures related to scientific research and development projects, including capital expenditures, in the year in which they are incurred. Expenditures are deemed related to scientific research and development projects if:

•the expenditures are approved by the relevant Israeli government ministry, which depends on the field of research;
•the research and development must be for the promotion of the company; and
•the research and development is carried out by or on behalf of the company seeking such tax deduction.

The amount of such deductible expenses is reduced by the sum of any funds received through government grants to finance such scientific research and development projects. No deduction under these research and development deduction rules is allowed if the deduction is related to an expense invested in an asset depreciable under the general depreciation rules of the ITO. Expenditures that do not qualify under the conditions above are deductible in equal amounts over three years.

From time to time, we may apply to the IIA for approval to allow a tax deduction for all or most of the research and development expenses during the year incurred. There can be no assurance that such application will be accepted. If we are not able to deduct research and development expenses during the year of the payment, we may be able to deduct research and development expenses in equal amounts over a period of three years commencing with the year of the payment of such expenses.

Law for the Encouragement of Capital Investments, 5719-1959

The Law for the Encouragement of Capital Investments, 5719-1959, generally referred to as the “Investment Law”, provides certain incentives and tax benefits to eligible companies. Generally, an investment program that is implemented in accordance with the provisions of the Investment Law, which may be classified as an Approved Enterprise, a Beneficiary Enterprise, a Preferred Enterprise, a Special Preferred Enterprise, a Preferred Technological Enterprise, or a Special Preferred Technological Enterprise, is entitled to benefits as discussed below. These benefits may include cash grants from the Israeli government and tax benefits, based upon, among other things, the geographic location in Israel of the facility of the company. In order to qualify for these incentives, Pagaya is required to comply with the requirements of the Investment Law.

The Investment Law was significantly amended effective as of April 1, 2005, as of January 1, 2011 and as of January 1, 2017 (the “2017 Amendment”). The 2017 Amendment introduced new benefits for Technological Enterprises, alongside the existing tax benefits.

New tax benefits under the 2017 Amendment that became effective on January 1, 2017

The 2017 Amendment provides new tax benefits for two types of “Technological Enterprises,” as described below, which are in addition to the previously existing tax benefit programs under the Investment Law.

The 2017 Amendment provides that a Preferred Company satisfying certain conditions will qualify as a “Preferred Technological Enterprise” and will thereby enjoy a reduced corporate tax rate of 12% on income that qualifies as “Preferred Technological Income,” as defined in the Investment Law. The tax rate is further reduced to 7.5% for a Preferred Technological Enterprise located in Development Zone A. In addition, a Preferred Technological Enterprise will enjoy a reduced corporate tax rate of 12% on capital gains derived from the sale of certain “Benefitted Intangible Assets” (as defined in the Investment Law) to a related foreign company if the Benefitted Intangible Assets were acquired from a foreign company on or after January 1, 2017 for at least NIS 200 million, and the sale receives prior approval from the IIA. It should be noted that the proportion of income that may be considered Preferred Technological Income and enjoy the tax benefits described above is calculated according to a nexus formula, which is based on the proportion of qualifying expenditures on intellectual property compared to overall expenditures.

The 2017 Amendment further provides that a Preferred Company with group consolidated revenues of at least NIS 10 billion will qualify as a “Special Preferred Technological Enterprise,” and will enjoy a reduced corporate tax rate of 6% on “Preferred Technological Income” regardless of the company’s geographic location within Israel. In addition, a Special Preferred Technological Enterprise will enjoy a reduced corporate tax rate of 6% on capital gains derived from the sale of certain

“Benefitted Intangible Assets” to a related foreign company if the Benefitted Intangible Assets were either developed by the Special Preferred Enterprise or acquired from a foreign company on or after January 1, 2017, and the sale received prior approval from the IIA. A Special Preferred Technological Enterprise that acquires Benefitted Intangible Assets from a foreign company for more than NIS 500 million will be eligible for these benefits for at least 10 years, subject to the receipt of certain approvals as specified in the Investment Law.

Dividends paid out of Preferred Technological Income, which are distributed by a Preferred Technological Enterprise or a Special Preferred Technological Enterprise, are generally subject to tax at the rate of 20% or such lower rate as may be provided in an applicable tax treaty (subject to the receipt in advance of a valid certificate from the ITA allowing for a reduced tax rate). However, if such dividends are paid to an Israeli company, no tax is required to be withheld. If such dividends are distributed to a foreign company that holds solely or together with other foreign companies 90% or more of the Israeli company and other conditions are met, the tax rate will be 4%. Dividends paid out to individuals may be subject to an additional surtax of 3%, as described below. In November 2021, an approval from the ITA was received stating Pagaya is entitled to the tax benefits under the 2017 Amendment, as a Preferred Technological Enterprise, subject to certain approvals and subject to certain limitations on the income eligible for such tax benefits.

Taxation of our shareholders

Capital gains tax on sales of our Class A Ordinary Shares

Israeli law generally imposes a capital gains tax on the sale of any capital assets by Israeli residents, as defined for Israeli tax purposes. Israeli law also generally imposes a capital gains tax on the sale of capital assets located in Israel, including shares in Israeli companies, by both Israeli residents and non-Israeli residents, unless a specific exemption is available or unless a tax treaty between Israel and the shareholder’s country of residence provides otherwise. The ITO distinguishes between real gain and inflationary surplus. The inflationary surplus is a portion of the total capital gain equivalent to the increase of the relevant asset’s purchase price attributable to an increase in the Israeli consumer price index, or, under certain circumstances, a foreign currency exchange rate, between the date of purchase and the date of sale. Inflationary surplus is currently not subject to tax in Israel. The real gain is the excess of the total capital gain over the inflationary surplus.

Capital gains taxes applicable to Israeli resident shareholders

An Israeli resident corporation that derives capital gains from the sale of shares in an Israeli resident company will generally be subject to tax on the real capital gains generated on such sale at the corporate tax rate of 23% (in 2024). An Israeli resident individual will generally be subject to capital gains tax at the rate of 25%. However, if the individual shareholder claims deduction of interest expense and linkage differences in connection with the purchase and holding of such shares or is a “substantial shareholder” at the time of the sale or at any time during the preceding 12-month period, such gain will be taxed at the rate of 30%. A “substantial shareholder” is generally a person who alone, or together with such person’s related party or another person who collaborates with such person on a permanent basis, holds, directly or indirectly, at least 10% of any of the “means of control” of the corporation. “Means of control” generally include the right to vote, receive profits, nominate a director or an executive officer, receive assets upon liquidation, or order someone who holds any of the aforesaid rights on how to exercise these rights, regardless of the source of such right. Individual holders dealing in securities in Israel for whom the income from the sale of securities is considered “business income” as defined in Section 2(1) of the ITO are taxed at the marginal tax rates applicable to business income (up to 47% in 2024) plus an additional surtax of 3% as described below. Certain Israeli institutions that are exempt from tax under Section 9(2) or Section 129C(a)(1) of the ITO (such as exempt trust funds and pension funds) may be exempt from capital gains tax from the sale of the shares.

Capital gains taxes applicable to non-Israeli resident shareholders

A non-Israeli resident who derives capital gains from the sale of shares in an Israeli resident company that were purchased after the company was listed for trading on a stock exchange outside of Israel will be exempt from Israeli tax if, among other conditions, the shares were not held through a permanent establishment that the non-resident maintains in Israel. However, non-Israeli corporations will not be entitled to the foregoing exemption if Israeli residents: (i) alone, or together with such Israeli residents’ related party or another person who collaborates with such Israeli resident on a permanent basis, hold, directly or indirectly, more than 25% of the means of control in such non-Israeli corporation or (ii) are the beneficiaries of, or are entitled to, 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly. In addition, such exemption is not applicable to a person whose gains from selling or otherwise disposing of the shares are deemed to be business income.

Additionally, a sale of securities by a non-Israeli resident may be exempt from Israeli capital gains tax under the provisions of an applicable tax treaty. For example, under the Convention Between the Government of the United States of America and the Government of the State of Israel with respect to Taxes on Income, as amended (the “U.S.-Israel Tax Treaty”), the sale, exchange or other disposition of shares by a shareholder who is a United States resident (for purposes of the treaty) holding the shares as a capital asset and who is entitled to claim the benefits afforded to such a resident by the U.S.-Israel Tax Treaty (a “U.S. Resident”) is generally exempt from Israeli capital gains tax unless: (i) the capital gain arising from such sale, exchange or disposition is attributed to real estate located in Israel; (ii) the capital gain arising from such sale, exchange or disposition is attributed to royalties; (iii) the capital gain arising from such sale, exchange or disposition is attributed to a permanent establishment in Israel, under certain terms; (iv) such U.S. Resident holds, directly or indirectly, shares representing 10% or more of the company’s voting power during any part of the 12-month period preceding the disposition, subject to certain conditions; or (v) such U.S. Resident is an individual and was present in Israel for 183 days or more during the relevant taxable year. In any such case, the sale, exchange or disposition of our Class A Ordinary Shares by the U.S. Resident would be subject to Israeli tax, unless exempt under Israeli domestic law as described above. However, under the U.S.-Israel Tax Treaty, such U.S. Resident should be permitted to claim a credit for such taxes against U.S. federal income tax imposed on any gain from such sale, exchange or disposition, under the circumstances and subject to the limitations specified in the U.S.-Israel Tax Treaty or in the United States federal income tax laws applicable to foreign credits.

In some instances where our shareholders may be liable for Israeli tax on the sale of their Class A Ordinary Shares, the payment of the consideration may be subject to the withholding of Israeli tax at source.

Shareholders may be required to demonstrate that they are exempt from tax on their capital gains in order to avoid withholding at source at the time of sale. Specifically, in transactions involving a sale of all of the shares of an Israeli resident company, in the form of a merger or otherwise, the ITA may require shareholders who are not liable for Israeli tax to sign declarations in forms specified by the ITA or to obtain a specific exemption from the ITA to confirm their status as non-Israeli residents, and, in the absence of such declarations or exemptions, may require the purchaser of the shares to withhold taxes at source.

A detailed return, including a computation of the tax due, must be filed and an advance payment must be paid by January 31 and July 31 of each tax year for sales of securities traded on a stock exchange made during the last six months of the preceding year or during the first six months of the current year, respectively. However, if all tax due was withheld at source according to applicable provisions of the ITO and the regulations promulgated thereunder, the return does not need to be filed provided that (i) such income was not generated from business conducted in Israel by the taxpayer, (ii) the taxpayer has no other taxable sources of income in Israel with respect to which a tax return is required to be filed and an advance payment does not need to be made, and (iii) the taxpayer is not obligated to pay surtax (as further explained below). Capital gains are also reportable on an annual income tax return.

Taxation of Israeli shareholders on receipt of dividends

An Israeli resident individual is generally subject to Israeli income tax on the receipt of dividends that may be paid on our Class A Ordinary Shares at the rate of 25%. With respect to a person who is a “substantial shareholder” at the time of receiving the dividend or at any time during the preceding 12-month period, the applicable tax rate is 30%. Individuals may also be required to pay surtax with respect to dividends received, as further explained below. Such dividends are generally subject to Israeli withholding tax at a rate of 25% if the shares are registered with a nominee company (whether the recipient is a substantial shareholder or not) and 20% if the dividend is distributed from income attributed to a Preferred Enterprise or Technological Enterprise. If the recipient of the dividend is an Israeli resident corporation, such dividend income will be exempt from tax provided the income from which such dividend is distributed was derived or accrued within Israel and was received directly or indirectly from another corporation that is subject to Israeli corporate tax. An exempt trust fund, pension fund or other entity that is exempt from tax under Section 9(2) or Section 129(C)(a)(1) of the ITO is exempt from tax on dividends.

Taxation of non-Israeli shareholders on receipt of dividends

Non-Israeli residents (either individuals or corporations) are generally subject to Israeli income tax on the receipt of dividends that may be paid on our Class A Ordinary Shares at the rate of 25%, or 30% if the recipient of the dividends is a “substantial shareholder” at the time of distribution or at any time during the preceding 12-month period, which tax will be withheld at source, unless relief is provided in a treaty between Israel and the shareholder’s country of residence. Such dividends are generally subject to Israeli withholding tax at a rate of 25% if the shares are registered with a nominee company (whether the recipient is a substantial shareholder or not). The withholding rates may be reduced if the dividend is distributed from income attributed to a Preferred Enterprise or Technological Enterprise or if a reduced rate is provided under an applicable tax treaty, in each case subject to the receipt in advance of a valid certificate from the ITA allowing for a reduced withholding rate. For example, under the U.S.-Israel Tax Treaty, the maximum rate of tax withheld at source in Israel on dividends paid to a holder of our Class A Ordinary Shares who is a U.S. Resident is 25%. However, the maximum withholding tax rate on dividends (not generated by a Preferred Technological Enterprise) that are paid to a United States corporation holding shares representing 10% or more of our outstanding voting power throughout the tax year in which the dividend is distributed as well as during the previous tax year is generally 12.5%, provided that not more than 25% of the gross income for such preceding year consists of certain types of dividends and interest. Notwithstanding the foregoing, dividends distributed from income attributed to a Preferred Technological Enterprise are not entitled to such reduction under the U.S.-Israel Tax Treaty but are subject to a withholding tax rate of 15% for a shareholder that is a U.S. corporation, provided that the conditions related to the outstanding voting rights and the gross income for the previous year (as set forth in the previous sentences) are met. If the dividend is attributable partly to income derived from a Preferred Technological Enterprise, and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. We cannot assure you that we will designate the profits that we may distribute in a way that will reduce shareholders’ tax liability.

A foreign resident who had income from a dividend that was accrued from Israeli source, from which the full tax was deducted, will generally be exempt from filing a tax return in Israel, provided that (i) such income was not generated from business conducted in Israel by the foreign resident, (ii) the foreign resident has no other taxable sources of income in Israel with respect to which a tax return is required to be filed and (iii) the foreign resident is not liable to surtax (see below) in accordance with Section 121B of the ITO.

Surtax

Subject to the provisions of any applicable tax treaty, individuals who are subject to tax in Israel (whether or not any such individual is an Israeli resident) are also subject to a surtax at the rate of 3% on annual income (including, but not limited to, dividends, interest and capital gains) exceeding NIS 721,560 for 2024, which amount is linked to the annual change in the Israeli consumer price index.

Estate and Gift Tax

Israeli law presently does not impose estate or gift taxes.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table provides information as of April 25, 2024 about the directors and certain executive officers of Pagaya. The address for each of the directors and executive officers is 90 Park Avenue, New York, NY 10016. For biographical information concerning the executive officers and directors, see below.

Name	Age	Title
Gal Krubiner	35	Chief Executive Officer, Co-Founder and Director
Avital Pardo	38	Chief Technology Officer, Co-Founder and Director
Yahav Yulzari	38	Chief Revenue Officer, Co-Founder and Director
Evangelos Perros	48	Chief Financial Officer
Sanjiv Das	62	President
Tami Rosen	53	Chief Development Officer, Director
Avi Zeevi	72	Director
Dan Petrozzo	59	Director
Harvey Golub	84	Director
Mircea Ungureanu	46	Director
Nicole Torraco	45	Director

Gal Krubiner, 35, has served as the Chief Executive Officer and a director since co-founding the Company in 2016. Mr. Krubiner brings extensive experience to the investments and wealth management industry with a specialization in innovative and sophisticated credit structured products. Prior to co-founding Pagaya, Mr. Krubiner focused on structuring and distributing sophisticated credit and asset-backed securities products with UBS AG from 2012 to 2016, as well as holding other positions specializing in investment, entrepreneurism, and financial markets. Mr. Krubiner earned a B.A. in Applied Science, Economics & Statistics from Tel-Aviv University.

Avital Pardo, 38, has served as Chief Technology Officer and a director of the Company since co-founding the Company in 2016, and was named Deputy Chief Executive Officer in 2023. Mr. Pardo was instrumental in designing the Company’s AI-based credit model and system. Prior to joining the Company, Mr. Pardo was one of the first employees at Fundbox and focused on the Algorithms from 2014 to 2015. Mr. Pardo earned a B.A. in Mathematics and Physics and a Master of Science, Mathematics from Hebrew University.

Yahav Yulzari, 38, has served as Chief Revenue Officer and a director of the Company since co-founding the Company in 2016. Mr. Yulzari oversees the Company’s growth and global commercial activities. He is a former real estate entrepreneur. Prior to his entrepreneurship endeavors, Mr. Yulzari was a professional goalkeeper in the Israeli football league and he was on the national under 21 team.

Evangelos Perros, 48, has been with Pagaya since 2021 and has served as Chief Financial Officer of the Company since February 2024. Prior to being named CFO, Mr. Perros served as the Interim CFO and, previously, the Company’s Deputy CFO and Head of Strategic Finance. With over 25 years of experience in the financial industry, Mr. Perros holds responsibility for all financial functions at Pagaya, including Investor Relations, Corporate Development and Strategy. Prior to joining Pagaya, he was a Managing Director at JP Morgan Chase, where he served in leadership positions in finance and investment banking, and most recently was a Managing Director and Head of Business Planning & Analysis at Apollo Global Management. Mr. Perros received his B.Sc. in Business Administration and Management from the University of Piraeus and his M.B.A. from Yale School of Management.

Sanjiv Das, 62, joined Pagaya as President in 2023. Mr. Das has over 30 years of experience in financial services and, in his role as President, oversees the strategy and growth of the Company’s commercial business. Prior to joining Pagaya, Sanjiv served as CEO of Caliber Home Loans, a NewRez-owned residential mortgage lending company. There, he delivered record year-over-year growth in the non-banking sector. Mr. Das has also held positions as CEO, President and Chairman of the Board for Citi's Mortgage Division, and as Head of all International Businesses at First Data, a KKR-owned company. He has also held senior roles at Morgan Stanley, American Express and Bank of America. Mr. Das received his Bachelor’s Degree in Mathematics from Delhi University and his M.B.A from the Indian Institute of Management Ahmedabad.

Tami Rosen, 53, joined Pagaya in 2021 as the Chief People Officer. In April 2024, Ms. Rosen was appointed to the Board of Directors, as well as named Chief Development Officer and the Chair of Pagaya’s new strategic Advisory Board. As the Company’s first C-Suite hire, Ms. Rosen was instrumental in helping to scale Pagaya’s business, support M&A activities, attract and retain top talent, and assist in Pagaya’s successful public offering. Prior to joining Pagaya, Ms. Rosen served in various senior executive roles at Apple, Goldman Sachs, Atlassian, and Luminar Technologies. She pioneered Wall Street's first LGBTQ+ Ally Program at Goldman Sachs and conceptualized Atlassian's 'TEAM Anywhere' program, revolutionizing remote work norms. At Pagaya, she spearheaded the ‘Culture of Learning’ initiative, which emphasizes continuous growth. Ms. Rosen received her undergraduate degree from Binghamton University in Law and Society.

Avi Zeevi, 72, has served as a director of the Company since 2016. Mr. Zeevi has also served as chairman of the board of directors of Payoneer since 2008 (NASDAQ: PAYO). Mr. Zeevi is a FinTech entrepreneur and investor. He is a co-founder of the Viola group—a private equity investment group with over $4 billion of assets under management, and co-founder and general partner of Viola Ventures, a venture capital firm. Mr. Zeevi is also a cofounder and the chairman of the investment committee of Viola FinTech. Mr. Zeevi has more than 40 years of experience as an entrepreneur, executive and investor. Mr. Zeevi has experience in the global financial industry through his involvement in several fintech companies including: MINT Systems, Decalog and Actimize, where he served as an active chairman from 2001 until it was sold to NICE Systems (NASDAQ: NICE). Mr. Zeevi also serves as a director for Personetics Technologies Ltd., Ever Compliant Ltd., Spott Incredibles Technologies Ltd., Shift Time Inc., Duetti Inc., and Bounce Technologies Ltd. He also serves as a director in companies/entities within Viola group and entities affiliated with Viola group. Furthermore, Mr. Zeevi is also the Chairman of the investment committee of Israel Legacy Partners, a private equity fund focused on long-term investments in family companies. Mr. Zeevi is a board member at The Center for Educational Technology (CET) which is dedicated to the advancement of the education system in Israel, in the Jewish world and around the globe, and a board member at Bat Sheva Dance Company. He is also a member of the Board of Governors of the Technion, the Israel Institute of Technology. Mr. Zeevi received his B.Sc in Industrial Engineering from Technion, Israel Institute of Technology.

Dan Petrozzo, 59, has served as a director of the Company since 2018. Mr. Petrozzo is former Partner at Oak HC/FT where he focused on growth equity and early-stage venture opportunities in Fintech. He currently serves on the boards of Sure Inc. and Nokod Security Ltd. Previously, Mr. Petrozzo co-founded Verilume, a cloud computing company, which was sold to Intralinks in 2016.  Mr. Petrozzo is a former partner at Goldman Sachs where he served as Global Head of Technology for Investments Management. He was also Chief Information Officer at Fidelity Investments and Co-Chief Information Officer at Morgan Stanley.  He was also on the founding team at StorageApps, which was sold to Hewlett Packard.  Mr. Petrozzo received his B.A. from Moravian College and his J.D. from Seton Hall University Law School.

Harvey Golub, 84, has served as a director of the Company since 2018. Mr. Golub currently serves as the chairman of Dynasty Financial Partners and Marblegate Acquisition Corp, and as a member of the advisory board of Marblegate Asset Management LLC. He is also on the boards of the American Enterprise Institute and the Manhattan Institute for Policy Research, as well as the board of trustees of Jupiter Medical Center and Maltz Jupiter Theater. Mr. Golub has over 35 years of experience guiding companies’ organizational visions and strategies. He has held management and c-suite roles at American Express and IDS

Financial Services and was a director at McKinsey & Co. He has also served on the boards of American International Group, Campbell Soup Company, the Reader’s Digest Association, Dow Jones & Company, Hess Corporation, RHJ International and several private companies. Mr. Golub received his B.S. from the New York University.

Mircea Ungureanu, 46, has served as a director of the Company since 2020. He currently serves as Co-Head of the Alternative Credit Group for GIC Private Limited (“GIC”), the sovereign wealth fund of the country of Singapore, which he joined in 2008. Mr. Ungureanu has over 20 years of experience in the finance and accounting fields. Prior to joining GIC, he was a senior portfolio and trading analyst at GMAC-RFC ResCap from 2002 to 2007. Mr. Ungureanu was also a senior auditor and assurance advisor at Ernst & Young from 1999 to 2002. He also serves on the Board of Saluda Grade Holdings LLC. Mr. Ungureanu received his B.S. in Statistics and B.B.A. in Finance from the University of Minnesota Duluth and his M.S.A. in Accountancy from the University of Notre Dame.

Nicole Torraco, 45, has served as a director of the Company since 2023. Ms. Torraco was most recently the President of FITTLE, the financing arm of Xerox Corporation. She grew FITTLE into a global diversified leasing business and led, among other things, forward funding deals and securitizations for FITTLE. Ms. Torraco served on Xerox’s Executive Committee and Enterprise Risk Management Committee, and was a Director on the Board of Xerox Financial Services LLC. Prior to leading FITTLE, Ms. Torraco served as Xerox’s Chief Strategy and M&A Officer. Before joining Xerox in 2018, she was a Principal at Onex Credit, a global debt securities investor, from 2010 to 2018. Prior to that, Ms. Torraco served as a Director, Distressed and Special Situations, at Babson Capital Management. Ms. Torraco received her undergraduate degree from Harvard College and her Master of Business Administration from the Wharton School at the University of Pennsylvania. Ms. Torraco also has a Director Qualification from the American College of Corporate Directors (ACCD).

Family Relationships

There are no family relationships between any of Pagaya’s executive officers and directors.

Arrangements for Election of Directors and Members of Management

There are no arrangements or understandings with major shareholders or others pursuant to which any of our executive officers or directors are selected.

Board Diversity Matrix

The following board diversity matrix sets forth the information concerning the gender, demographic background and certain other characteristics of Pagaya Board as of the date of this annual report, as self-identified by its members, in accordance with Rule 5606 of the Nasdaq Listing Rules.

Board Diversity Matrix (As of April 25, 2024)
Country of Principal Executive Offices:	United States
Foreign Private Issuer	Yes
Disclosure Prohibited under Home Country Law	No
Total Number of Directors	9
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	7	-	-
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Board of Directors

Under the Pagaya Articles, the authorized number of directors will consist of such number of directors (not less than three nor more than 10, including the external directors if any are required to be elected) as may be fixed from time to time by resolution of the general meeting in accordance with the Pagaya Articles. Pursuant to the Pagaya Articles, the directors of the Pagaya Board will be elected by the Pagaya Shareholders at Pagaya’s annual general meeting of shareholders (except for situations in which the Pagaya Board fills a vacancy, as discussed below).

In addition, the directors are divided into three classes, as nearly equal in number as possible, designated Class I, Class II and Class III. Class I directors served until Pagaya’s first annual general meeting of shareholders following the EJFA Closing, and were subsequently elected (or re-elected) in September 2023; Class II directors will initially serve until Pagaya’s second annual general meeting of shareholders, held in 2024; and Class III directors will initially serve until Pagaya’s third annual general meeting of the Pagaya Shareholders, held in 2025. As it commenced with Pagaya’s first annual general meeting of shareholders following the EJFA Closing, directors of each class the term of which is then expiring will be elected to hold office for a three-year term and until the election and qualification of their respective successors in office. The Class I directors consist of the following individuals: Harvey Golub, Mircea Ungureanu, and Nicole Torraco. The Class II directors consist of the following individuals: Avi Zeevi, Tami Rosen and Dan Petrozzo. The Class III directors consist of the following individuals: Avital Pardo, Yahav Yulzari and Gal Krubiner. In case of any increase or decrease, from time to time, in the number of directors, the number of directors in each class will be apportioned by the Pagaya Board as nearly equal as possible. No decrease in the number of directors will shorten the term of any incumbent directors.

In addition, the Pagaya Articles allow the Pagaya Board to appoint by resolution of the Pagaya Board any person to be a director either to fill (i) a vacancy resulting from death, resignation, disqualification, removal or other causes or (ii) any newly created directorship resulting from any increase in the number of directors. Where the Pagaya Board appoints a person as a director to fill such vacancy or newly created directorship, the term will not exceed the term that remained when the director whose departure from the Pagaya Board created such vacancy ceased to hold office.

Each director will hold office until the annual general meeting of Pagaya Shareholders for the year in which such director’s term expires, unless the tenure of such director expires earlier pursuant to the Companies Law or unless such director is removed from office as described below.

Under the Pagaya Articles, the approval of the holders of at least 75% of the total voting power of Pagaya Shareholders will generally be required to remove any of our directors from office or amend the provision requiring the approval of at least 75% of the total voting power of Pagaya Shareholders to remove any of our directors from office; provided that (i) if any Class B Ordinary Shares remain outstanding, then the required majority shall be a majority of the total voting power of Pagaya Shareholders, and (ii) no amendment or replacement of the provisions of the Pagaya Articles relating to the removal of directors from office or amendment of the provisions relating to the removal of directors from office shall shorten the term of any incumbent director.

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel that are “public companies,” including companies with shares listed on Nasdaq, are required to appoint at least two external directors. Pursuant to regulations promulgated under the Companies Law, companies with shares traded on certain U.S. stock exchanges, including Nasdaq, which do not have a “controlling shareholder” may, subject to certain conditions, “opt out” from the Companies Law requirements to appoint external directors and related Companies Law rules concerning the composition of the audit committee and compensation committee of the board of directors. In accordance with these regulations, we have elected to “opt out” from the Companies Law requirement to appoint external directors and related Companies Law rules concerning the composition of the audit committee and compensation committee of the Pagaya Board.

Chairperson of the Board

Avi Zeevi serves as the Chairperson of the Pagaya Board. Under the Companies Law, the chief executive officer of a public company, or a relative of the chief executive officer, may not serve as the chairperson of the board of directors, and the chairperson of the board of directors, or a relative of the chairperson, may not be vested with authorities of the chief executive officer, unless approved by a special majority of the company’s shareholders. The shareholders’ approval may be effective for a period of five years immediately following an initial public offering, and subsequently, for additional periods of up to three years.

In addition, a person who is subordinated, directly or indirectly, to the chief executive officer may not serve as the chairperson of the board of directors, the chairperson of the board of directors may not be vested with authorities that are granted to persons who are subordinated to the chief executive officer and the chairperson of the board of directors may not serve in any other position in the company or in a controlled subsidiary, but may serve as a director or chairperson of a controlled subsidiary.

Director Independence

Under Nasdaq rules, a foreign private issuer may follow its home country practice in lieu of certain of Nasdaq corporate governance requirements, including the requirement to have a majority of its board consist of independent directors. The Companies Law does not require that a majority of the Pagaya Board consist of independent directors. We currently follow the corporate governance requirements of Nasdaq and maintain a majority of independent directors on the Pagaya Board.

Committees of the Pagaya Board

The Pagaya Board has the following standing committees: an audit and finance committee; a compensation committee; a nominating and corporate governance committee; and a risk committee.

Audit and Finance Committee

The Audit and Finance Committee (also known simply as the “Audit Committee”) is responsible, among its other duties and responsibilities, for overseeing Pagaya’s accounting and financial reporting processes, audits of financial statements, qualifications and independence of the independent registered public accounting firm, the effectiveness of internal control over financial reporting and the performance of the internal audit function and independent registered public accounting firm. The Audit Committee reviews and assesses the qualitative aspects of Pagaya’s financial reporting, processes to manage business and financial risks and compliance with significant applicable legal, ethical and regulatory requirements. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the independent registered public accounting firm.

In addition, consistent with the requirement under the Companies Law that the board of directors of a public company must appoint an Internal Auditor, the Audit Committee is responsible for identifying irregularities in our business administration, including by consulting with the Internal Auditor as described below or with our independent registered public accounting firm, and suggesting corrective measures to the Pagaya Board; and reviewing policies and procedures with respect to transactions (other than transactions related to compensation or terms of services) between Pagaya and its officers and directors, affiliates of officers or directors, or transactions that are not in the ordinary course of Pagaya’s business and deciding whether to approve such acts and transactions if so required under the Companies Law. The Audit Committee is also responsible for recommending to the Pagaya Board the retention and termination of an Internal Auditor, as well as approving the Internal Auditor’s engagement fees and the yearly or periodic work plan proposed by the Internal Auditor. The role of the Internal Auditor is, among other things, to review Pagaya’s compliance with applicable law and proper business procedure. Under the Companies Law, the Internal Auditor must meet specific standards of independence from Pagaya’s 5% shareholders and officer holders (and their relatives) and from Pagaya’s independent registered public accounting firm. Our Internal Auditor is Mr. Nir Zauberer, a partner at Deloitte Israel & Co.

Under the Nasdaq listing rules, all of members of the Audit Committee must satisfy the independence requirements of Rule 10A-3(b)(1) under the Exchange Act. The Pagaya Board has determined that each member of the Audit Committee is “independent” as defined under Nasdaq listing rules and Rule 10A-3(b)(1) under the Exchange Act. All members of the Audit Committee are financially sophisticated as required by the Nasdaq’s listing rules.

The members of Pagaya’s Audit Committee are Avi Zeevi, Harvey Golub and Dan Petrozzo, with Avi Zeevi serving as chair of the Audit Committee. The Pagaya Board has determined that Avi Zeevi qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the rules. In making this determination, the board considered Avi Zeevi’s formal education and previous and current experience in financial and accounting roles. The charter of the Audit Committee is available without charge at: https://investor.pagaya.com.

Compensation Committee

Pagaya’s Compensation Committee is responsible, among its other duties and responsibilities, for reviewing and approving all forms of compensation to be provided to, and employment agreements with, the executive officers and directors of Pagaya, establishing the general compensation policies of Pagaya and reviewing, approving and overseeing the administration of the employee benefits plans of Pagaya.

In accordance with the Companies Law, the responsibilities of the Compensation Committee are, among others, as follows: making recommendations to the Pagaya Board with respect to the approval of the Compensation Policy and with respect to any extensions to the Compensation Policy five years after the EJFA Closing and thereafter once every three years; reviewing the implementation of the Compensation Policy and periodically making recommendations to the Pagaya Board with respect to any amendments or updates to the Compensation Policy; and resolving whether to approve arrangements with respect to the terms of office and employment of Office Holders (which under the Companies Law will also require the approval of the Pagaya Board and, in certain cases, the Pagaya shareholders).

The Pagaya Board has determined that each member of Pagaya’s Compensation Committee is “independent” as defined under Nasdaq listing standards.

The members of the Compensation Committee are Avi Zeevi and Dan Petrozzo. The charter of the Compensation Committee is available without charge at: https://investor.pagaya.com.

The Nominating and Corporate Governance Committee

Pagaya’s Nominating and Corporate Governance Committee is responsible for (i) overseeing and assisting the Pagaya Board in reviewing and recommending nominees for election as directors, (ii) assessing the performance of the members of the Pagaya Board and (iii) establishing and maintaining effective corporate governance policies and practices, including, but not limited to, developing and recommending to the Pagaya Board a set of corporate governance guidelines applicable to Pagaya.

The Pagaya Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined under Nasdaq listing rules. With regard to the nomination of future directors, such nomination is made by the full Board (both independent and non-independent directors together), consistent with Israel Companies Law. See “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of the home country rules that Pagaya follows in lieu of Nasdaq listing rules.

The members of the Nominating and Corporate Governance Committee are Harvey Golub and Avi Zeevi, with Avi Zeevi serving as chair of the Nominating and Corporate Governance Committee. The charter of the Nominating and Corporate Governance Committee is available without charge at: https://investor.pagaya.com.

Risk Committee

Pagaya’s Risk Committee is responsible for, among its other duties and responsibilities, (i) assessing and providing oversight to management relating to the identification and assessment of the material risks Pagaya faces, including strategic, operational, regulatory, and external risks inherent to Pagaya’s business and (ii) overseeing the implementation of risk management strategies, programs and policies.

The members of the Risk Committee are Harvey Golub and Dan Petrozzo, with Dan Petrozzo serving as chair of the Risk Committee. The charter of the Risk Committee is available without charge at: https://investor.pagaya.com.

Employees

As of December 31, 2023, we had 712 employees, including 142 Darwin employees, on a full-time equivalent (“FTE”) basis located in the following geographic locations:

	December 31, 2023	December 31, 2022	December 31, 2021
Israel	433	602	433
United States (1)	277	204	188
Other	2	3	–
Total	712	809	621
(1) 2023 includes 142 Darwin employees.

The following table shows the breakdown of our global workforce of employees on an FTE basis by category of activity as of the dates indicated:

	December 31, 2023	December 31, 2022	December 31, 2021
Technology, data and product development (1)	213	318	258
Selling and marketing	66	115	107
General and administrative (2)	433	376	256
Total	712	809	621
(1) 2023 includes 29 Darwin employees.
(2) 2023 includes 113 Darwin employees.

In regard to our Israeli employees, Israeli labor laws govern the length of the work day, minimum wages for employees, procedures for hiring and dismissing employees, determination of severance pay, annual leave, sick days, advance notice of termination of employment, equal opportunity and anti-discrimination laws and other conditions of employment. Subject to certain exceptions, Israeli law generally requires severance pay upon the retirement, death or dismissal of an employee, and requires us and our employees to make payments to the National Insurance Institute, which is similar to the U.S. Social Security

Administration. Our employees have pension plans that comply with the applicable Israeli legal requirements and we make monthly contributions to severance pay funds for all employees, which cover potential severance pay obligations.

None of our employees work under any collective bargaining agreements. Extension orders issued by the Israeli Ministry of Economy apply to us and affect matters, such as cost of living adjustments to salaries, length of working hours and week, recuperation pay, travel expenses, and pension rights.

We have never experienced labor-related work stoppages or strikes, and believe that our relations with our employees are satisfactory.

Share Ownership

For information regarding the share ownership of directors and officers, see Item 12 below. For information as to our stock purchase plans and equity incentive plans, see “Legacy Equity Incentive Plans” and “2022 Share Incentive Plan” in Item 11 below.

Clawback Disclosures

On November 29, 2023, the Compensation Committee of Pagaya’s Board of Directors approved an Incentive Compensation Recoupment Policy providing for the Company’s recoupment of recoverable incentive compensation that is received by covered Officers of the Company under certain circumstances, in compliance with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder and Nasdaq Listing Rule 5608. See Exhibit 97.1 to this Annual Report.

The Company has not recouped compensation, or attempted to recoup compensation, from any employee to date.

Code of Ethics

We have adopted a Code of Conduct that applies to all our employees, officers and directors. Our Code of Conduct addresses, among other things, competition and fair dealing, gifts and entertainment, conflicts of interest, international business laws, financial matters and external reporting, company assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the Code of Conduct. Our Code of Conduct is intended to meet the definition of “code of ethics” under the Exchange Act.

We will disclose on our website any amendment to, or waiver from, a provision of our Code of Conduct that applies to our directors or executive officers to the extent required under the rules of the SEC or the Nasdaq. Our Code of Business Conduct is available on our website at https://investor.pagaya.com/corporate-governance/governance-overview. The information contained on or through our website, or any other website referred to herein, is not incorporated by reference in this Annual Report.

Corporate Governance

As a foreign private issuer, we are permitted to comply with Israeli corporate governance practices instead of the Nasdaq corporate governance requirements, provided that we disclose those Nasdaq requirements with which we do not comply and the equivalent Israeli requirement that we follow instead. We currently follow home country practices in lieu of the Nasdaq listing rules on corporate governance requirements with respect to the following requirements:

•Quorum requirement for shareholder meetings. Under Nasdaq listing rule 5620(c), a quorum would require the presence, in person or by proxy, of holders of at least 33⅓% of the total issued outstanding voting power of our shares at each general meeting of shareholders. Pursuant to the Pagaya Articles and as permitted under the Companies Law, the quorum required for a general meeting of shareholders will consist of at least two shareholders present in person or by proxy who hold or represent at least 33⅓% of the total outstanding voting power of our shares, except if (i) any such general meeting of shareholders was initiated by and convened pursuant to a resolution adopted by the board of directors and (ii) at the time of such general meeting we qualify as a “foreign private issuer,” in which case the requisite quorum will consist of two or more shareholders present in person or by proxy who hold or represent at least 25% of the total outstanding voting power of our shares (and if the meeting is adjourned for a lack of quorum, the quorum for such adjourned meeting will be, subject to certain exceptions, any number of shareholders). Notwithstanding the foregoing, a quorum for a general meeting (and for any adjourned general meeting) shall also require the presence in person or by proxy of at least one shareholder holding Class B Ordinary Shares if such shares are outstanding.

•Nomination of our directors. Under Nasdaq listing rule 5605(e), director nominees must either be selected or recommended for the board’s selection by either by a nominating committee comprised solely of independent directors, or by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate. In accordance with the provisions of the Companies Law and the Pagaya Articles, nominations of directors will be made by Pagaya Board.

•Shareholder Approval of Issuance. Under Nasdaq listing rule 5635(d), shareholder approval is required prior to the issuance of securities if the issuance is lower than market value (i.e., the closing price of our Class A Ordinary Shares on Nasdaq) and is a “20% issuance,” which is defined as a transaction, other than a public offering, involving the sale, issuance or potential issuance by the Company of ordinary shares that equal 20% or more of the ordinary shares or the voting power outstanding before the issuance. Under Israeli law, shareholder approval is not required for such issuances.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for Pagaya’s executive officers who were “named executive officers” for 2023. For 2023, Pagaya’s “named executive officers” and their positions were as follows:
•Gal Krubiner, Chief Executive Officer and Director;
•Ashok Vaswani, Former President (through October 16, 2023);
•Tami Rosen, Former Chief People Officer (through April 8, 2024), Chief Development Officer and Director (since April 8, 2024);
•Michael Kurlander, Former Chief Financial Officer (through November 20, 2023); and
•Amol Naik, Chief Operating Officer

Pagaya is an emerging growth company and therefore is subject to reduced disclosure obligations regarding executive compensation, including only being required to provide disclosure with respect to three current “named executive officers” (the chief executive officer and the Company's two most highly compensated current executive officers who are not the chief executive officer) and is exempt from the requirements of holding a nonbinding advisory vote on executive compensation. The Company is also subject to a requirement to disclose compensation paid to former executive officers if, but for the individual not being an executive officer at the end of 2023, they would have been named executive officers.

Summary Compensation Table
The table below provides information with respect to the fiscal years ended December 31, 2023 and December 31, 2022 regarding the compensation of the named executive officers. Amounts are rounded to the nearest thousand.

Name	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other compensation ($)	Total ($)
Gal Krubiner	2023	$1,000,000	$500,000	$—	$—	$282,000	$1,782,000
	2022	$1,000,000	$2,000,000	$—	$—	$197,000	$3,197,000
Ashok Vaswani(4)	2023	$623,000	$300,000	$2,020,000	$—	$12,000	$2,955,000
	2022	$325,000	$—	$—	$13,866,000	$—	$14,191,000
Tami Rosen	2023	$650,000	$400,000	$1,515,000	$—	$11,000	$2,576,000
	2022	$650,000	$350,000	$—	$—	$11,000	$1,011,000
Michael Kurlander	2023	$646,000	$400,000	$1,010,000	$—	$6,000	$2,062,000
	2022	$600,000	$400,000	$—	$—	$6,000	$1,006,000
Amol Naik	2023	$650,000	$250,000	$1,010,000	$—	$3,000	$1,913,000
	2022	$650,000	$145,000	$—	$—	$3,000	$798,000
(1) Amounts payable in this bonus column represent an annual discretionary performance bonus determined by the Pagaya Board, based on performance during the previous calendar year and actually paid to the named executive officers.
(2) Amount reflects the full grant-date fair value of restricted stock units (“RSUs”) calculated in accordance with ASC Topic 718 granted pursuant to the 2022 Plan.
(3) Total option award with 4 year vesting schedule.
(4) Mr. Vaswani’s option awards represent a total of 344,124 options with an exercise price of $51.36 granted on February 13, 2022 prior to the Company going public on June 22, 2022.

Narrative Disclosure to Summary Compensation Table
Elements of Pagaya’s Executive Compensation Program

For the year ended December 31, 2023, the compensation for each named executive officer generally consisted of a base salary, performance-based cash bonus (for the 2023 performance year), stock options, restricted stock units, standard employee benefits and certain perquisites. These elements (and the amounts of compensation and benefits under each element) have been included under the Company’s compensation policies and were selected because Pagaya believes they are necessary to help attract and retain executive talent which is fundamental to its success. Below is a more detailed summary of the current executive compensation program as it relates to Pagaya’s named executive officers.

Base Salaries

The named executive officers receive a base salary to compensate them for services rendered to Payaga. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. Our named executive officers had the following annual base salaries during fiscal year 2023, as determined by the Pagaya Board or compensation committee, as applicable: Gal Krubiner, $1,000,000; Ashok Vaswani, $650,000; Tami Rosen, $650,000; Michael Kurlander, $650,000; and Amol Naik, $650,000.

Annual Incentive Compensation
Pagaya maintains a cash-based annual incentive compensation program in which certain of its employees, including the named executive officers, are eligible to receive bonuses based on performance objectives and a discretionary evaluation of the executive officer’s overall performance by the Pagaya Board and Pagaya’s chief executive officer (other than with respect to his own performance). Such awards are designed to incentivize the named executive officers with a variable level of compensation that is based on performance measures and target bonus amounts established by Pagaya’s Board or compensation committee, as applicable.
In 2023, the target annual incentive opportunity for each of our named executive officers was: Mr. Krubiner from 100% to 300% of base salary; Ashok Vaswani; Tami Rosen, Michael Kurlander; and Amol Naik, 65% of base salary.

The annual incentive awards for 2023, which was paid in 2024, for our named executive officers were based on the following three key performance indicators that Pagaya uses to measure its overall performance: Revenue, Adjusted EBITDA and FRLPC. Revenue and Adjusted EBITDA are two metrics that the Company describes in its SEC filings, including this filing. FRLPC is a non-GAAP metric defined as revenues from fees less production costs, which the Company uses to evaluate profitability. The targets for Revenue and Adjusted EBITDA for 2023 were $775-825 million for Revenue and $15-30 million for Adjusted EBITDA and were based on the 2023 guidance for these metrics previously publicly disclosed by Pagaya in February 2023. The target for FRLPC of $225-300 million for the 2023 fiscal year was based on targets discussed in our quarterly earnings materials.
The Pagaya Board determined and the Company’s shareholders approved that, for 2023, the previously described performance metrics for the annual incentive plan be weighted as follows: seventy percent (70%) for Revenue, twenty percent (20%) for FRLPC; ten percent (10%) for Adjusted EBITDA. In addition to the above formulaic annual incentive payment, the Pagaya Board or the compensation committee has the authority to award each of the named executive officers a discretionary portion of their bonus.
Finally, the following performance multipliers will apply for each metric: 0%, 75%, 100%, 150%, 200% and 300%. If Pagaya exactly meets the target for a particular metric, then a multiplier of 100% will be assigned. If Pagaya exceeds the target or falls short of the target, a multiplier will be assigned based on how much the metric’s actual performance is greater than or less than the target. For example, if the metric’s actual performance is equal to or greater than 100% but less than 125% of the metric’s target, the multiplier will be 100%; if the achievement is between 125% and 149% of the metric’s target, the multiplier will be 150%; and so on. In no event will the multiplier exceed 300%.
The actual bonuses accepted for 2023 by Pagaya’s named executive officers were less then what was eligible based on the Company's performance relative to the performance metrics described above. The amounts the Company actually paid in early 2024, were: $2,000,000 for Mr. Krubiner; $600,000 for Mr. Vaswani; $400,000 for Ms. Rosen; $250,000 for Mr. Kurlander; and $250,000 for Mr. Naik.
Equity Compensation
In 2023, Payaga granted equity awards to its named executive officers under Pagaya’s 2022 Share Incentive Plan (the “2022 Plan”) which is more fulsomely described below. In March of 2023, based on the grant date fair value, Mr. Vaswani was granted approximately $2 million worth of RSUs, Ms. Rosen was granted approximately $1.5 million worth of RSUs, Mr. Kurlander was granted approximately $1 million worth of RSUs, and Mr. Naik was granted approximately $1 million worth of RSUs. 25% of the RSUs vested each on October 31, 2023 and January 1, 2024, and the remaining 50% of the RSUs shall vest thereafter in equal installments of 12.5% beginning on April 30, 2024, and thereafter on July 31, 2024, October 31, 2024 and January 31, 2025. Mr. Krubiner did not receive any equity awards during 2023.
Other Elements of Compensation
Retirement Plans
Pagaya maintains a tax-qualified defined contribution plan (the “401(k) Plan”) for employees in the United States, under which our employees located in the United States, including our named executive officers, are eligible to participate. Under the 401(k) Plan, participants may defer a portion of their annual compensation on a pre-tax basis. In addition, Pagaya makes a matching contribution of up to $5,000 of a participant’s contribution.
Pagaya does not provide a pension plan for employees (other than as may be statutorily required by applicable law) and none of the named executive officers participates in a nonqualified deferred compensation plan.
Other Employee Benefits and Perquisites
All of Pagaya’s full-time employees in the United States, including the named executive officers who live in the United States, are eligible to participate in health and welfare plans, including medical, dental and vision benefits, medical and dependent care, flexible spending accounts, short-term and long-term disability insurance and life insurance.
In addition to the employee benefits available to all of our eligible employees, Mr. Krubiner has access to an apartment leased on behalf of Pagaya, with Pagaya bearing the costs and expenses of any and all taxes payable or accrued in connection with such lease, as well as an automobile and driver provided by Pagaya. Our other two founders who are also directors, Avital Pardo and Yahav Yulzari, also receive certain similar perquisites. Pagaya believes the benefits described above are necessary and appropriate to provide a competitive compensation package to its named executive officers.
Executive Employment Arrangements
Mr. Krubiner, Mr. Vaswani, Ms. Rosen, Mr. Naik and Mr, Kurlander have each entered into an employment agreement with Pagaya, while Messrs. Vaswani and Kurlander have each entered into separation agreements with the Company. The terms and conditions of the employment agreements and separation agreements are described in more detail below.

Gal Krubiner

On June 22, 2022, we entered into an executive employment agreement with Mr. Krubiner, our Chief Executive Officer, which provides for (i) an annual base salary of $1,000,000 subject to a 10% annual increase for five years (which Mr. Krubiner waived in 2023), (ii) an annual cash incentive bonus determined in the discretion of the Pagaya Board based on the achievement of certain Company targets and individual targets, and performance evaluation by the Pagaya Board (subject to shareholder approval where required) and (iii) long-term equity incentive awards with amounts and terms determined by the Pagaya Board (subject to shareholder approval where required).

In addition, Mr. Krubiner is entitled to (i) use the service of one or more executive assistants who may assist him with personal matters, (ii) annual allowance for personal expenses in the amount of up to $105,000, (iii) housing accommodations and tax gross-ups for personal taxes in connection with any such housing accommodations while Mr. Krubiner is in the United States (including a leased apartment) and while he is traveling on behalf of the Company.

In the event that Mr. Krubiner’s employment is terminated by the Company without “Cause” or by him for “Good Reason”, subject to Mr. Krubiner executing and not revoking a general release and complying with twelve-month post-employment covenants not to compete or to solicit employees, customers or clients, he is entitled to (i) twelve months of base salary continuation, (ii) a pro-rated annual cash incentive bonus and (iii) Company payment of COBRA premiums for twelve months. Notwithstanding the foregoing, in the event such termination occurs within twelve months immediately following a “change in control,” subject to Mr. Krubiner’s executing and not revoking a general release and complying with twelve-month post-employment covenants not to compete or to solicit employees, customers or clients, he is entitled to (i) a lump sum payment in the amount of eighteen months of base salary, (ii) a full annual cash incentive bonus and (iii) Company payment of COBRA premiums for twelve months. In addition, in June 2022, the Board approved acceleration of Mr. Krubiner’s equity in the event of his termination following a “change in control.”

Tami Rosen

On June 22, 2022, we entered into an executive employment agreement with Ms. Rosen, our Chief People Officer, which provides for (i) an annual base salary of $650,000, (ii) an annual cash incentive bonus determined in the discretion of the Company’s Chief Executive Officer (“Company CEO”) and the Pagaya Board or compensation committee based on achievements of company targets and individual targets, and performance evaluation by the Company CEO and (iii) long-term equity incentive awards with amounts and terms determined by the Pagaya Board.

In the event that Ms. Rosen’s employment is terminated by the Company without “Cause” or by Ms. Rosen for “Good Reason”, subject to Ms. Rosen executing and not revoking a general release and complying with twelve-month post-employment covenants not to compete or to solicit employees, customers or clients, she is entitled to (i) nine months of base salary continuation, (ii) a pro-rated annual cash incentive bonus and (iii) Company payment of COBRA premiums for six months. Notwithstanding the foregoing, in the event such termination occurs within twelve months following a “change in control,” subject to Ms. Rosen executing and not revoking a general release and complying with twelve-month post-employment covenants not to compete or to solicit employees, customers or clients, she is entitled to (i) a lump sum payment in the amount of twelve months of base salary, (ii) a full annual cash incentive bonus and (iii) Company payment of COBRA premiums for twelve months. In addition, in June 2022, the Board approved acceleration of Ms. Rosen’s equity in the event of his termination following a “change in control.”

Amol Naik

On June 22, 2022, we entered into an executive employment agreement with Mr. Naik, our Chief Operating Officer, which provided for (i) an annual base salary of $650,000, (ii) an annual cash incentive bonus determined in the discretion of the Company CEO and the Pagaya Board or compensation committee based on achievements of company targets and individual targets, and performance evaluation by the Company CEO and (iii) long-term equity incentive awards with amounts and terms determined by the Pagaya Board.

In the event that Mr. Naik’s employment is terminated by the Company without “Cause” or by him for “Good Reason”, subject to Mr. Naik executing and not revoking a general release and complying with twelve-month post-employment covenants not to compete or to solicit employees, customers or clients, he is entitled to (i) six months of base salary continuation, (ii) a pro-rated annual cash incentive bonus and (iii) Company payment of COBRA premiums for six months. Notwithstanding the foregoing, in the event such termination occurs within twelve months following a “change in control,” subject to Mr. Naik executing and not revoking a general release and complying with twelve-month post-employment covenants not to compete or to solicit employees, customers or clients, he is entitled to (i) a lump sum payment in the amount of twelve months of base salary, (ii) a full annual cash incentive bonus and (iii) Company payment of COBRA premiums for twelve months. In addition, in June 2022, the Board approved acceleration of Mr. Naik’s equity in the event of his termination following a “change in control.”

Michael Kurlander

On June 22, 2022, we entered into an executive employment agreement with Mr. Kurlander, our Chief Financial Officer, which provided for (i) an annual base salary of $600,000, (ii) an annual cash incentive bonus determined in the discretion of the Company CEO and the Pagaya Board or our compensation committee based on achievements of company targets and individual targets, and performance evaluation by the Company CEO and (iii) long-term equity incentive awards with amounts and terms determined by the Pagaya Board.

As of December 31, 2023, Mr. Kurlander has separated from the Company. As a result of such separation, following his execution and nonrevocation of a general release, Mr. Kurlander was entitled to (i) a lump sum cash payment of $250,000, (ii) acceleration of 20,833 RSUs that were granted on March 22, 2023 and (iii) extension of the post termination exercise period for 75,425 vested options such that these vested options remain outstanding for two years following Mr. Kurlander’s separation date.

Ashok Vaswani

On February 8, 2022, we entered into an executive employment agreement with Mr. Vaswani, our President, which provided for (i) an annual base salary of $650,000, (ii) an annual cash incentive bonus target of no less than $600,000 and (iii) long-term equity incentive awards granted in the form of options to purchase shares of the Company, with a fair market value of $23,000,000 as of the grant date (determined in accordance with the Company policy), vesting quarterly in four years.

As of December 15, 2023, Mr. Vaswani has separated from the Company. As a result of such separation, following his execution and not revoking a general release, Mr. Vaswani was entitled to (i) payment of his full annual incentive bonus for 2023, (ii) acceleration of 41,667 RSUs approved on March 22, 2023 and (iii) extension of the post-termination exercise period of 107,538 vested options such that these vested options remain outstanding for one year following Mr. Vaswani’s separation date.

Clawback Disclosures
On November 29, 2023, the Compensation Committee of the Pagaya Board approved an Incentive Compensation Recoupment Policy providing for the Company’s recoupment of recoverable incentive compensation that is received by covered officers of the Company under certain circumstances, in compliance with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder and Nasdaq Listing Rule 5608. See Exhibit 97.1 to the Company’s Form 20-F, filed with Securities and Exchange Commission on March 8, 2024.
The Company has not recouped compensation, or attempted to recoup compensation, from any employee to date.
Outstanding Equity Awards at Fiscal Year End 2023(1)

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)
	(Exercisable)	(Unexercisable)
Gal Krubiner(3)	509,846	72,834	$0.44	3/17/2031
	4,577,942	915,588	$18.86	8/11/2030

Ashok Vaswani(4)	—	—	$—

Tami Rosen(5)	198,853	19,791	$10.68	3/17/2031	93,750	$1,552,566
	26,082	1,946	$10.68	6/27/2031
	8,174	—	$12.24	2/24/2033
	—	2,920	$51.36	12/29/2031
	—	7,590	$51.36	12/29/2031
	—	22,383	$51.36	12/29/2031
	7,460	—	$12.24	2/24/2033

Michael Kurlander(6)	59,791	—	$10.68	12/31/2025
	15,634	—	$12.24	12/31/2025

Amol Naik(7)	68,124	40,875	$10.68	8/30/2031	62,499	$1,035,027
	4,768	—	$12.24	2/24/2033
	—	6,130	$51.36	12/29/2031
	—	12,650	$51.36	12/29/2031
	4,216	—	$12.24	2/24/2033
(1) The amounts set forth in this table reflect the 1-for-12 reverse share split that was effected on March 8, 2024 (the “Reverse Share Split”)

(2) Based on $16.5607 per share, the closing price of December 29, 2023, the last trading day of 2023.

(3) Represents (i) 582,680 outstanding options of which 1/4th of the shares subject to the option became vested and exercisable on May 21, 2021, and 1/16th of the shares subject to the option shall become vested and exercisable every three months thereafter and (ii) 5,493,530 outstanding options of which 1/2nd of the shares subject to the option became vested and exercisable on June 22, 2022, 1/3rd of the shares subject to the option became vested and exercisable on August 21, 2022, and the remainder of the shares subject to the option shall become vested and exercisable with the attainment of meeting the remaining performance goal specified in the option agreement.

(4) No outstanding equity awards as of December 31, 2023.

(5) Represents (i) 218,644 outstanding options became fully vested and exercisable on February 29, 2024, (ii) 28,018 outstanding options that became fully vested and exercisable on February 29, 2024, (iii) 8,174 outstanding options that are fully vested and exercisable as of December 31, 2023, (iv) 2,920 outstanding options of which 2/5th, 1/5th and 2/5th of the shares subject to the option shall become vested and exercisable on March 31, 2025, June 30, 2025 and March 31, 2026, respectively, (v) 7,590 outstanding options of which 2/5th, 1/5th and 2/5th of the shares subject to the option shall become vested and exercisable on March 31, 2025, June 30, 2025 and March 31, 2026, respectively, (vi) 22,383 outstanding options of which 1/3rd of the shares that subject of the option shall become vested and exercisable each on March 31, 2024 and March 31, 2025 and March 31, 2026, respectively, (vii) 7,460 outstanding options that are fully vested and exercisable as of December 31, 2023, and (viii) 125,000 RSUs initially subject to this award vested on each of October 31, 2023 and January 31, 2024, and 1/8th of the total units initially subject to this award vest every three months thereafter.

(6) Represents (i) 59,791 outstanding options that are fully vested and exercisable and (ii) 15,634 outstanding options that are fully vested and exercisable.

(7) Represents (i) 108,999 outstanding options of which 1/4th of the shares subject to the option became vested exercisable on June 30, 2022, and the 1/16th of the shares subject to the option shall become vested and exercisable every three months thereafter, (ii) 4,768 outstanding options that are fully vested and exercisable as of December 31, 2023, (iii) 6,130 outstanding options of which 1/9th of the shares subject to the option shall become vested and exercisable beginning on March 31, 2024 and every three months thereafter, (iv) 12,650 outstanding options of which 1/3rd of the shares that subject of the option shall become vested and exercisable on March 31, 2024 and every twelve months thereafter, (v) 4,216 outstanding options that are fully vested and exercisable as of December 31, 2023, and (vi) 83,333 RSUs initially subject to this award vested on each of October 31, 2023 and January 31, 2024, and 1/8th of the total units initially subject to this award vest every three months thereafter.

Legacy Equity Incentive Plans
Note that all share counts described herein are adjusted for the Reverse Share Split.
2016 Equity Incentive Plan and 2021 Equity Incentive Plan
Pagaya currently maintains the Pagaya Technologies Ltd. 2016 Equity Incentive Plan (the “2016 Plan”) and the Pagaya Technologies Ltd. 2021 Equity Incentive Plan (the “2021 Plan” and, together with the 2016 Plan, the “Pagaya Legacy Share Plans”). The purpose of the Pagaya Share Plans is to attract and retain the best available personnel, to provide additional incentives to Pagaya’s employees, director and consultants and to promote the success of Pagaya and its subsidiaries.
Authorized Shares
As of December 31, 2023, 8,622,441 Pagaya Ordinary Shares were reserved and available for issuance under the 2016 Plan, and 21,625,530 Pagaya Ordinary Shares were reserved and available for issuance under the 2021 Plan. Pagaya Ordinary Shares subject to options granted under the Pagaya Legacy Share Plans that expire, are terminated, cancelled or forfeited become available for grant again under the Pagaya Legacy Share Plans. Similarly, Pagaya Ordinary Shares subject to an award of restricted shares or restricted share units (“RSUs”) that are cancelled or forfeited, or Pagaya Ordinary Shares withheld in settlement of a tax withholding obligation associated with an award or in satisfaction of the exercise price payable upon exercise of an award, become available for future grants again under the Pagaya Legacy Share Plans. If any award or portion thereof is settled for cash, the ordinary shares attributable to such cash settlement will again become available for grant.
Administration
The Pagaya Legacy Share Plans are administered by the Pagaya Board, or a committee appointed by the Pagaya Board. The Pagaya Share Plans provide the administrator the authority to interpret the terms of the Pagaya Legacy Share Plans and any award granted thereunder and take all actions and make all other determinations as necessary for the administration of the Pagaya Legacy Share Plans.
Eligibility
Awards may be granted to employees, director and consultants and to persons to whom offers of employment or engagement as employees or consultants have been extended.
Grant
All awards granted pursuant to the Pagaya Legacy Share Plans are evidenced by an award agreement, in a form approved, from time to time, by the administrator, in its sole discretion. The award agreement sets forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures) and the exercise price, if applicable.
Exercise
An award under the Pagaya Legacy Share Plans may be exercised by providing Pagaya with a written notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law.
Awards
The Pagaya Legacy Share Plans provide for the grant of stock options (including incentive stock options and nonstatutory stock options), restricted shares and RSUs.

Stock Options. Stock options may be granted under the Pagaya Share Plans. Options granted under the Pagaya Legacy Share Plans to Pagaya’s employees who are U.S. Residents (as defined below) may be in the form of nonstatutory stock options or may be granted with the intent to qualify as “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Code. ISOs may be granted only to employees of Pagaya, its parent corporation (if any) or a subsidiary. To the extent that the aggregate fair market value of the Pagaya Ordinary Shares for which ISOs are exercisable for the first time by a participant during any calendar year exceeds $100,000, such excess ISOs will be treated as nonstatutory stock options.
The Pagaya Legacy Share Plans provide for granting options under the Israeli tax regime, subject to restrictions imposed by applicable law, in compliance with Section 102 of the Israeli Income Tax Ordinance (such ordinance, the “ITO”) and Section 3(i) of the ITO. Section 102 of the ITO allows employees, directors and officers who are not controlling shareholders and are considered ITO residents to receive favorable tax treatment for compensation in the form of shares, options or certain other types of equity awards. Pagaya’s non-employee service providers and controlling shareholders may only be granted options under Section 3(i) of the ITO, which does not provide for similar tax benefits. A “controlling shareholder” for purposes of Section 102 of the ITO includes any person holding, together with his or her relatives and affiliates, 10% or more of a company’s outstanding share capital or other means of control.
All options will expire 10 years from the date of the grant thereof, unless a shorter term of expiration is otherwise designated by the administrator. The per share exercise price for shares to be issued upon exercise of options will be such price as is determined by the administrator at any time at its sole discretion, subject to any applicable laws. The exercise price for Pagaya Ordinary Shares subject to a stock option shall be as determined by the administrator in its sole discretion, and may consist of (i) cash, (ii) check, (iii) by tendering previously acquired ordinary shares owned by the participant, (iv) through any cashless exercise procedure approved by the administrator (including the withholding of shares otherwise issuable upon exercise), (v) by any combination of these methods or (vi) with any other form of consideration approved by the administrator and permitted by applicable law.
Other than by will, the laws of descent and distribution or as otherwise determined by the administrator, neither the stock options nor any right in connection with such stock options are assignable or transferable.
Restricted Shares. Restricted shares may be granted under the Pagaya Legacy Share Plans pursuant to an award agreement. The administrator will determine, at its sole discretion, the eligible recipients to whom, and the time or times at which, awards of restricted shares will be made, the number of Pagaya Ordinary Shares to be awarded, the exercise price, if any, to be paid by the participant for the acquisition of restricted shares, the restricted period and all other conditions of the awards of restricted shares. During the period as may be set by the administrator commencing on the date of grant, the participant will not be permitted to sell, transfer, pledge, assign or otherwise dispose shares of restricted shares awarded under the Pagaya Share Plans.
RSUs. RSUs may be granted under the Pagaya Legacy Share Plans pursuant to an award agreement. RSUs represent the right to receive from Pagaya, upon the satisfaction of all applicable terms and conditions, one Pagaya Ordinary Share. Unless the administrator determines otherwise at any time and subject to applicable laws, the participant will not have any shareholder rights with respect to the Pagaya Ordinary Shares subject to an RSU award until that award vests and any Pagaya Ordinary Shares are actually issued thereunder. Unless the administrator determines otherwise at any time and subject to applicable laws, a participant will not be permitted to sell, transfer, pledge, assign or otherwise encumber RSUs awarded under the Pagaya Legacy Share Plans.
Termination of Employment
Except as set forth in an applicable award agreement or as otherwise provided by the administrator, upon the termination of a grantee’s employment or service with Pagaya or its affiliates, all unvested awards will forfeit and vested options will be exercisable for three months following the grantee’s termination date, or 12 months in the case of a termination due to the grantee’s death or disability, provided that the applicable award agreement may not provide for an exercise period that is shorter than six months in the event of a grantee’s death or disability. Upon a termination of a grantee’s employment or service with Pagaya and its affiliates for cause, all awards, whether vested or unvested, will immediately terminate.
Transaction; Adjustment
In the event of a Transaction (for purposes of this section, as such term is defined in the Pagaya Legacy Share Plans), unless otherwise determined by the administrator in its sole and absolute discretion, any award then outstanding will be assumed or be substituted by Pagaya, or by a successor company, under terms as determined by the administrator or the terms of the Pagaya Legacy Share Plans applied by the successor company to such assumed or substituted awards. Notwithstanding the foregoing, in the event of a Transaction, the administrator may in its sole discretion: (i) provide for any participant to have the right to exercise the award in respect of Pagaya Ordinary Shares covered by the award which would otherwise be exercisable or vested, under such terms and conditions as determined by the administrator, and the cancellation of all unexercised and unvested awards, unless the administrator provides for the participant to have the right to exercise the award, (ii) provide for the acceleration of vesting of awards, or (iii) provide for the cancellation of each outstanding award, and payment to the participant in connection with such cancellation of an amount in cash, shares of Pagaya, the acquirer or of a corporation or other business entity which is a party to the Transaction.
In the event of a dissolution or liquidation of Pagaya, all outstanding awards will terminate immediately prior to the consummation of such dissolution or liquidation. The administrator may declare that any award will terminate as of a different specified date and give each participant the right to exercise his or her award as to all or any part of the Pagaya Ordinary Shares (including Pagaya Ordinary Shares as to which the award would not otherwise be exercisable).
The Pagaya Legacy Share Plans provide for appropriate adjustments to be made to the Pagaya Legacy Share Plans and to outstanding awards under the Pagaya Legacy Share Plans in the event of a stock split, reverse stock split, stock dividend (if determined by the Pagaya Board upon the issuance of the stock dividend), combination or reclassification of Pagaya Ordinary Shares, or any other increase or decrease in the number of issued Pagaya Ordinary Shares effected without receipt of consideration by Pagaya.
2022 Share Incentive Plan
In June 2022, Pagaya adopted the 2022 Plan, in connection with the shares being publicly listed, under which it may grant equity-based incentive awards to attract, motivate and retain the talent for which it competes. After the adoption of the 2022 Plan, Pagaya no longer grants any awards under the Pagaya Legacy Share Plans; however, outstanding awards that were granted under each such plan will remain outstanding and governed by the terms of the applicable plan.
Authorized Shares
Upon adoption of the 2022 Plan, the maximum number of Pagaya Ordinary Shares available for issuance under the 2022 Plan was 9,705,666 (the “Share Reserve”). As of December 31, 2023, 5,231,186 Pagaya Ordinary Shares were reserved and available for issuance under the 2022 Plan. The Share Reserve will automatically increase on January 1 of each year (each, an “Evergreen Date”) prior to the tenth anniversary of the Effective Date (as such term is defined in the 2022 Plan), in an amount equal to the lesser of (i) 5% of the total number of Pagaya Ordinary Shares outstanding on December 31 of the calendar year immediately preceding the applicable Evergreen Date and (ii) a number of Pagaya Ordinary Shares determined by the Pagaya Board. No more than the number of Pagaya Ordinary Shares in the Share Reserve as of immediately after EJFA Closing may be granted under the 2022 Plan as ISOs. Shares tendered to pay the exercise price or withholding tax obligations with respect to an award granted under the 2022 Plan shall not be available for subsequent awards under the 2022 Plan.
Administration
The Pagaya Board, or a duly authorized committee of the Pagaya Board, administers the 2022 Plan. Under the 2022 Plan, the administrator has the authority, subject to applicable law, to interpret the terms of the 2022 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including, but not limited to, the restrictions applicable to restricted shares or restricted share units, and the conditions under which restrictions applicable to such restricted shares or restricted share units will lapse, the performance goals and periods applicable to awards, the exercise price of an option award and base price of each share appreciation right, the fair market value of a Class A Ordinary Share, the vesting schedule applicable to an award or the method of payment for an award. The administrator may also accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2022 Plan and take all other actions and make all other determinations necessary for the administration of the 2022 Plan.
The administrator has the authority to suspend, terminate, modify or amend the 2022 Plan at any time.
Eligibility
Under the 2022 Plan, eligible participants include officers, employees, non-employee directors or consultants of Pagaya and its affiliates who have been selected as an eligible participant by the administrator.
Grant
All awards granted pursuant to the 2022 Plan will be evidenced by an award agreement, in a form approved, from time to time, by the administrator in its sole discretion. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures) and the exercise price, if applicable. Each award will expire 10 years from the date of the grant thereof, unless a shorter term of expiration is otherwise designated by the administrator.

Awards
General. The 2022 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), Class A Ordinary Shares, restricted shares, restricted share units, share appreciation rights and other share-based awards.
Pagaya has adopted a sub-plan for Israeli participants, which provides for granting awards in compliance with Section 102 of the ITO and Section 3(i) of the ITO. Section 102 of the ITO allows employees, directors and officers who are not controlling shareholders and who are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options under certain terms and conditions. Our non-employee service providers and controlling shareholders who are considered Israeli residents may be granted options only under Section 3(i) of the ITO, which does not provide for similar tax benefits. Section 102 of the ITO includes two alternatives for tax treatment involving the issuance of options or shares to a trustee for the benefit of the grantees and also includes an additional alternative for the issuance of options or shares directly to the grantee. Section 102(b)(3) of the ITO, the most favorable tax treatment for the grantee, permits the issuance to a trustee under the “capital gain track.”
Options. Options may be granted to eligible participants anywhere in the world, under various tax regimes. Each option that is granted under the 2022 Plan to Pagaya’s employees who are U.S. Residents may qualify as ISOs or non qualified stock options.
The exercise period of any stock option may not exceed 10 years from the date of grant and, except as provided in the applicable award agreement, the exercise price may not be less than 100% of the fair market value of a Class A Ordinary Share on the date the option is granted. If an ISO is granted to a participant who owns more than 10% of the voting power of all classes of shares of Pagaya, its parent corporation or a subsidiary, the exercise period of the ISO may not exceed five years from the date of grant and the exercise price may not be less than 110% of the fair market value of a Class A Ordinary Share on the date the ISO is granted. The exercise price for Class A Ordinary Shares subject to a stock option may be paid in cash, or as determined by the administrator in its sole discretion, (i) through any cashless exercise procedure approved by the administrator (including the withholding of shares otherwise issuable upon exercise, referred to as “net exercise,” with a fair market value up to or equal to (but not exceeding) the applicable aggregate exercise price with the remainder paid in cash or other form of payment permitted by the award agreement), (ii) by tendering unrestricted Class A Ordinary Shares owned by the participant, (iii) with any other form of consideration approved by the administrator and permitted by applicable law or (iv) by any combination of these methods.
If a participant disposes of any shares acquired pursuant to the exercise of an ISO before the later of (i) two years after the date of grant and (ii) one year after the date of exercise of the ISO, the participant must notify Pagaya in writing immediately after the date of such disposition. Pagaya may, if determined by the administrator, retain possession of any shares acquired pursuant to the exercise of an ISO as agent for the participant until the end of the period described in the preceding sentence, subject to complying with any instructions from the participant as to the sale of such shares.
Except as provided in the applicable award agreement, a participant will have no rights to dividends, dividend equivalents or distributions or other rights of a shareholder with respect to the Class A Ordinary Shares subject to a stock option until the participant has given written notice of exercise and paid the exercise price and applicable withholding taxes.
The vesting of an option shall be affected, in the sole discretion of the administrator, by leaves of absence, including unpaid and unprotected leaves of absence, changes from full-time to part-time employment, partial disability or other changes in the employment status or service status of a participant.
The rights of a participant upon a termination of employment or service will be set forth in the applicable award agreement. In the absence of a specified provision in the applicable award agreement pertaining to accelerated vesting upon a participant’s death, the vesting of such options shall be accelerated for a period equivalent to twelve (12) months following any participant’s death and any portion of the options that would not have vested in the twelve (12) months following a participant’s death shall remain unvested and shall not be exercisable.
Additionally, in the absence of a specified period in the applicable award agreement or other determination by the administrator, vested options will remain exercisable for ninety (90) days following termination of a Participant’s employment unless such termination is as follows, in which case the Participant will have one (1) year to exercise vested options: (i) employment is terminated by the Company other than for Cause (as such term is defined in the 2022 Plan), (ii) employment is terminated due to the participant’s death or disability or, (iii) employment is terminated by the participant for Good Reason (as such term is defined in the 2022 Plan) and whose termination occurs two (2) years of more after the after the commencement of that participant’s employment or service (but, in each case, no later than the expiration date of such option). Notwithstanding anything in the foregoing to the contrary, in the event the participant’s termination of employment or service is for Cause, all options held by such participant, whether or not vested, shall immediately be forfeited as of the date of termination.

Share Appreciation Rights (“SARs”). SARs may be granted either alone (a “Free-Standing SAR”) or in conjunction with all or part of any option granted under the 2022 Plan (a “Related Right”). A Free-Standing SAR will entitle its holder to receive, at the time of exercise, an amount per share equal to the excess of the fair market value (at the date of exercise) of a Class A Ordinary Share over the base price of the Free-Standing SAR (which, except as provided in the applicable award agreement, shall be no less than 100% of the fair market value of the related Class A Ordinary Shares on the date of grant). A Related Right will entitle its holder to receive, at the time of exercise of the Related Right and surrender of the applicable portion of the related stock option, an amount per share equal to the excess of the fair market value (at the date of exercise) of a Class A Ordinary Share over the exercise price of the related option. The exercise period of a Free-Standing SAR may not exceed 10 years from the date of grant. The exercise period of a Related Right will expire upon the expiration of its related option, but in no event will be exercisable more than 10 years after the grant date.
Except as provided in the applicable award agreement, the holder of a SAR will have no rights to dividends, dividend equivalents or distributions or any other rights of a shareholder with respect to the Class A Ordinary Shares subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.
The rights of the holder of a Free-Standing SAR upon a termination of employment or service will be set forth in the applicable award agreement. Related Rights will be exercisable at such times and subject to the terms and conditions applicable to the related option.
Restricted Shares and Restricted Share Units. Restricted shares and RSUs may be granted under the 2022 Plan. The administrator will determine the vesting schedule and purchase price, if any, to be paid by the participant for the acquisition of restricted shares or RSUs. If the restrictions, performance goals or other conditions determined by the administrator are not satisfied, the restricted shares and RSUs will be forfeited. RSUs may be settled either in cash or in Class A Ordinary Shares, at the discretion of the administrator. The rights of restricted shares and RSU holders upon a termination of employment or service will be set forth in the award agreements.
Unless the award agreement provides otherwise, participants with restricted shares will generally have all of the rights of a shareholder, including the right to vote and receive dividends declared with respect to such shares, provided that except as provided in the applicable award agreement, any dividends declared during the restricted period with respect to such restricted shares will become payable only if (and to the extent) the underlying restricted shares vest. Except as provided in the applicable award agreement, RSUs will generally not be entitled to dividends prior to vesting, but, if the award agreement provides for them, may be entitled to receive dividend equivalents at the time (and to the extent) that Class A Ordinary Shares in respect of the RSUs are delivered to the participant.
The vesting of a restricted share or RSU may, in the sole discretion of the administrator be suspended and an award may be terminated due to leaves of absence, including unpaid and unprotected leaves of absence, changes from full-time to part-time employment, partial disability or other changes in the employment status or service status of a participant.
The rights of a participant upon a termination of employment or service will be set forth in the applicable award agreement. In the absence of a specified provision in the applicable award agreement pertaining to accelerated vesting upon a participant’s death, the vesting of a portion of such restricted shares or RSUs that would have vested during the twelve (12) months following such participant’s death shall accelerate as of such participant’s death and any portion of the restricted shares or RSUs that would not have vested in the twelve (12) months following a participant’s death shall remain unvested and automatically forfeit upon the participant’s death.
Exercise
An award under the 2022 Plan may be exercised by providing Pagaya with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2022 Plan, the administrator may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism or direct a securities broker to sell shares and deliver all or a part of the proceeds to Pagaya or the trustee.
Transferability
Until such time as the awards are fully vested and/or exercisable in accordance with the 2022 Plan or an award agreement, no purported sale, assignment, mortgage, hypothecation, transfer, charge, pledge, encumbrance, gift, transfer in trust (voting or other) or other disposition of, or creation of a security interest in or lien on, any award or any agreement or commitment to any of the foregoing will be valid, except with the prior written consent of the administrator.

Termination of Employment
In the event of termination of a grantee’s employment or service with Pagaya or any of its affiliates, awards will be subject to such terms and conditions as set forth in the participant’s award agreement.
Changes in Capitalization; Change in Control
The 2022 Plan provides for appropriate adjustments to be made to the plan and to outstanding awards under the 2022 Plan in the event of (i) a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase or other reorganization or corporate transaction or event, (ii) special or extraordinary dividend or extraordinary distribution, share split, reverse share split, subdivision or consolidation, (iii) combination or exchange of shares, (iv) other change in corporate structure (each such event a “Change in Capitalization”) or (v) a Change in Control (as such term is defined in the 2022 Plan). Without limiting the generality of the foregoing, in connection with a Change in Capitalization (including a Change in Control), the administrator may, in its sole discretion, provide for the cancellation of any outstanding award in exchange for payment in cash or other property having an aggregate fair market value equal to the fair market value of the Class A Ordinary Shares, cash or other property covered by such award, reduced by the aggregate exercise price or base price thereof, if any.
In the event (a) a Change in Control occurs and (b) either (x) an outstanding award is not assumed or substituted in connection therewith or (y) an outstanding award is assumed or substituted in connection therewith and the participant’s employment or service is terminated by Pagaya, its successor or an affiliate thereof without Cause (as such term is defined in the 2022 Plan) or by the participant for Good Reason (if applicable) on or after the effective date of the Change in Control but prior to 12 months following the Change in Control, then: (i) any unvested or unexercisable portion of any award carrying a right to exercise will become fully vested and exercisable and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award granted under the 2022 Plan will lapse and such awards will be deemed fully vested and performance conditions imposed with respect to such awards will be deemed to be achieved at target performance levels.
Clawback
All awards granted under the 2022 Plan, including the gross amount of any proceeds, gains or other economic benefit actually or constructively received by a grantee in respect of an award, will be subject to applicable recoupment policies adopted by Pagaya, whether or not such policy was in place at the time of grant of an award.
2023 Employee Share Purchase Plan
Pagaya’s Employee Share Purchase Plan (“ESPP”) was approved by our shareholders on September 13, 2023. The ESPP is comprised of two distinct components: (1) the component intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Code (the “Section 423 Component”) and (2) the component not intended to be tax qualified under Section 423 of the Code to facilitate participation for employees who are not eligible to benefit from favorable U.S. federal tax treatment and, to the extent applicable, to provide flexibility to comply with non U.S. law and other considerations (the “Non-Section 423 Component”).
Authorized Shares. The maximum number of shares of our common stock available for issuance under the ESPP will initially not exceed 891,858 Class A Ordinary Shares. As of December 31, 2023, there were 891,858 Class A Ordinary Shares available for purchase under the ESPP, as the first offering period under the ESPP began in January 2024. On the first day of each fiscal year beginning with our 2024 fiscal year and ending on and including the fiscal year of 2033, such pool of Ordinary Shares shall be increased by that number of our Ordinary Shares equal to the lesser of (x) one percent (1%) of the outstanding Ordinary Shares as of the last day of the immediately preceding fiscal year and (y) 1,783,717 Class A Ordinary Shares. Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of Ordinary Shares than would otherwise occur.
ESPP Administration. Unless otherwise determined by our Board of Directors, the Board of Directors (or such other committee or sub-committee to which our board of directors delegates administration of the ESPP) will administer the ESPP and will have the authority to interpret the terms of the ESPP, determine eligibility under the ESPP, determine when rights to purchase shares shall be granted and the provisions of each offering of such rights, prescribe, revoke and amend forms, rules and procedures relating to the ESPP, and otherwise exercise such powers and to perform such acts as the administrator deems necessary or expedient to promote the best interests of the Company and its subsidiaries and to carry out the intent that the ESPP be treated as an “employee stock purchase plan” within the meaning of Section 423 of the Code for the Section 423 Component.
Eligibility. Participation in the Section 423 Component may be limited in the terms of any offering to exclude an employee of the Company and any of its designated subsidiaries (a) who is a highly-compensated employee (within the meaning of Section

423(b)(4)(D) of the Code), (b) who has not a service requirement set by the administrator of the ESPP pursuant to Section 423(b)(4)(A) of the Code (such requirement not to exceed two years), (c) who customarily works 20 hours or less per week, (d) whose customary employment is for five months or less per fiscal year, and/or (e) who is a citizen or resident of a jurisdiction other than the United States or Israel. No employee will be eligible for the grant of any Purchase Rights under the 423 Component if, immediately after any such Purchase Rights are granted, such Employee owns stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company. As specified by Section 423(b)(8), an eligible employee may be granted Purchase Rights under the 423 Component only if such Purchase Right do not permit such eligible employee’s rights to purchase stock of the Company to accrue at a rate which, when aggregated, exceeds U.S. $25,000 of Fair Market Value of such stock (determined at the time such rights are granted, and which, with respect to the Plan, will be determined as of their respective Offering Dates) for each calendar year in which such rights are outstanding at any time. Officers of the Company, if they are otherwise eligible employees, will be eligible to participate in Offerings under the Plan.
Offering Periods. The ESPP provides for offering periods, not to exceed 27 months each, during which we will grant rights to purchase our Class A Ordinary Shares to our employees. The timing of the offering periods will be determined by the Board (who can delegate to management). The terms and conditions applicable to each offering period will be set forth in an offering document adopted by the Board (or as delegated to a committee) for the particular offering period. The maximum number of shares that may be purchased by any eligible employee during a particular offering period is 666 shares, unless otherwise specified by the administrator in the offering document. The provisions of offerings during separate offering periods under the ESPP need not be identical.
Contributions. Our ESPP will permit participants to purchase our Class A Ordinary Shares through contributions (in the form of payroll deductions, or otherwise, to the extent permitted by the administrator). The percentage of compensation designated by an eligible employee as payroll deductions for participation in an offering may not be less than 1% and may not be more than the maximum percentage specified by the administrator in the applicable offering document (which maximum percentage shall be 15% in the absence of any such specification). A participant may decrease the percentage of compensation designated in his or her subscription agreement, or may suspend his or her payroll deductions, at any time during an offering period; provided, however, that the administrator may limit the number of changes a participant may make in the applicable offering document. In the absence of any specific designation by the administrator, a participant may decrease (but not increase) his or her payroll deduction elections two times during each offering period.
Exercise of Purchase Right. Amounts contributed and accumulated by the participant will be used to purchase our Class A Ordinary Shares at the end of each offering period. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Ordinary Shares on (i) the offering date or (ii) the applicable purchase date. Participants may decrease or end their participation at least fifteen (15) calendar days prior to the payroll date for which it is to be effective, and will be paid their accrued contributions that have not yet been used to purchase our Class A Ordinary Shares. Participation ends automatically upon termination of employment with us.
Non-Transferability. A participant may not transfer contributions credited to his or her account nor any rights granted under our ESPP other than by will, the laws of descent and distribution or as otherwise provided under our ESPP.
Corporate Transactions. In the event of certain transactions or events such as a consolidation, merger or similar transaction, a sale or transfer of all or substantially all of the Company’s assets, or a dissolution or liquidation of the Company, then: (i) any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue outstanding Purchase Rights or may substitute similar rights (including a right to acquire the same consideration paid to the shareholders in the Corporate Transaction) for outstanding Purchase Rights, or (ii) if any surviving or acquiring corporation (or its parent company) does not assume or continue such Purchase Rights or does not substitute similar rights for such Purchase Rights, then the Participants’ accumulated Contributions will be used to purchase Class A Ordinary Shares (rounded down to the nearest whole share) within ten business days (or such other period specified by the Board) prior to the Corporate Transaction under the outstanding Purchase Rights, and the Purchase Rights will terminate immediately after such purchase.
Amendment; Termination. The Board will have the authority to amend, suspend or terminate our ESPP. Our ESPP is not subject to a specific termination date.
Non-Employee Director Compensation
    In 2022, Pagaya’s shareholders approved a non-employee director compensation package which provides that, upon the commencement of a new term, non-employee directors of Pagaya (other than the Chairman of the Pagaya Board) receive (i) $40,000 in annual cash fees, (ii) an additional $10,000 in annual cash fees for the chair of any committee of the Pagaya Board and (iii) an annual equity award with a grant date value of $300,000, which will vest in equal quarterly installments over one year. The Chairperson of the Pagaya Board receives $250,000 in annual cash fees, plus the same equity award as described in clause (iii) above.
Director Compensation Table
The following table shows for the fiscal year ended December 31, 2023 certain information with respect to the compensation of our non-employee directors. Amounts are rounded to the nearest thousand.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Avi Zeevi	$293,000	$300,000	$—	$—	$—	$—	$593,000
Dan Petrozzo	$50,000	$300,000	$—	$—	$—	$—	$350,000
Harvey Golub	$40,000	$300,000	$—	$—	$—	$—	$340,000
Mircea Ungureanu	$—	$—	$—	$—	$—	$—	$—
Amy Pressman(3)	$50,000	$300,000	$—	$—	$—	$—	$350,000
Nicole Torraco	$5,000	$300,000	$—	$—	$—	$—	$305,000
(1) Consistent with the non-employee director compensation package described above, the differences in the amounts shown above among non-employee directors reflect committee service (or lack thereof), which varies among directors.
(2) Amounts presented represent the fully grant date fair value of RSU awards, calculated in accordance with ASC Topic 718 by multiplying the number of RSUs granted by the fair market value per share of Class A Ordinary Share on the grant date.
(3) Ms. Pressman is no longer a director of Pagaya.

In addition to the non-employee directors listed above, Mr. Krubiner, the Company’s Chief Executive Officer, Avital Pardo, the Company’s Chief Technology Officer, Yahav Yulzari, the Company’s Chief Revenue Officer, and Tami Rosen, the Company’s Chief Development Officer, are each executive officers of the company and members of the Pagaya Board but do not receive any additional compensation for services provided as a director. The compensation for Mr. Krubiner with respect to his role as the Company’s Chief Executive Officer is set forth in the Summary Compensation Table.

Compensation Policy under the Companies Law

In general, under the Companies Law, a public company must have a compensation policy approved by the board of directors after receiving and considering the recommendations of the compensation committee. In addition, a compensation policy must be approved at least once every three years, first, by the issuer’s board of directors, upon recommendation of its compensation committee, and second, by a simple majority of all votes present and voting at a shareholder meeting (excluding abstentions), provided that either:

•at least a majority of the votes cast by all shareholders who are not controlling shareholders and do not have a personal interest in such matter, present and voting at such meeting (excluding abstentions) are in favor of the compensation package; or

•the total number of votes cast by non-controlling shareholders and shareholders who do not have a personal interest in such matter voting against the compensation package does not exceed 2% of the aggregate voting rights in the company.

In the event that the shareholders fail to approve the compensation policy in a duly convened meeting as provided above, the Pagaya Board may nevertheless override that decision, provided that the compensation committee and then the Pagaya Board decide, on the basis of detailed reasons and after further review of the compensation policy, that approval of the compensation policy is for the benefit of the company despite the failure of the shareholders to approve the policy.

If a company that adopts a compensation policy in advance of its initial public offering (or in this case, prior to the EJFA Closing) describes the policy in its prospectus for such offering, then that compensation policy shall be deemed validly adopted in accordance with the Companies Law and will remain in effect for a term of five years from the date the company becomes a public company.

The compensation policy must serve as the basis for decisions concerning the financial terms and other compensation terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must address certain factors, including: advancement of the company’s objectives, business plan and long-term strategy; creation of appropriate incentives for office holders considering, among other things, the company’s risk management policy; size and the nature of its operations; and with respect to variable compensation components, the contribution of the office holder to advancing the company’s targets and increasing its profits with a long-term view and based on the position of the office holder. The compensation policy must furthermore consider the following additional factors:

•the education, skills, experience, expertise and accomplishments of the relevant office holder;

•the office holder’s position, responsibilities and prior compensation agreements with him or her;

•the ratio between the cost of the terms of employment of an office holder and the cost of the employment of other employees of the company, including employees employed through contractors who provide services to the company; in particular the ratio between such cost, on the one hand, and the average and median cost of employment of such other employees of the company and its contractors, on the other hand, as well as the impact of such disparities on the work relationships in the company;

•if the terms of employment include variable components - the possibility of reducing variable components at the discretion of the board of directors and the possibility of setting a limit on the value of non-cash variable equity-based components; and

•if the terms of employment include severance compensation - the term of employment or office of the office holder, the terms of his or her compensation during such period, the company’s performance during such period, his or her individual contribution to the achievement of the company goals and the maximization of its profits and the circumstances under which he or she is leaving the company.

The compensation policy must also include, among other things:

•with regard to variable components of compensation:

1.with the exception of office holders who report directly to the chief executive officer, provisions determining the variable components on the basis of long-term performance and on measurable criteria; however, the company may determine that an immaterial part of the variable components of the compensation package of an office holder shall be awarded based on non-measurable criteria, if such amount is not higher than three monthly salaries per annum, while taking into account such office holder’s contribution to the company; and

2.the ratio between variable and fixed components, as well as the limit on the values of variable components at the time of their grant; provided, however, that non-cash variable equity components shall have a value cap/limit measured on its date of grant.

•a condition under which the office holder will return to the company, according to conditions to be set forth in the compensation policy, any amounts paid as part of his or her terms of employment, if such amounts were paid based on information later to be discovered to be wrong, and such information was restated in the company’s financial statements;

•the minimum holding or vesting period of variable equity-based components to be set in the terms of office or employment, as applicable, while taking into consideration long-term incentives; and

•a limit on retirement grants.

Our Compensation Policy, which became effective upon the EJFA Closing, is designed to promote retention and motivation of directors and executive officers, incentivize superior individual excellence and align the interests of our directors and executive officers with our long-term performance, while simultaneously discouraging them from taking excessive risks in their pursuit of such goals. To that end, a portion of an executive officer compensation package is targeted to reflect our short and long-term goals, as well as the executive officer’s individual performance. On the other hand, our Compensation Policy includes measures designed to reduce the executive officer’s incentives to take excessive risks that may harm Pagaya in the long-term, such as limits on the value of cash bonuses and equity-based compensation, limitations on the ratio between the variable and the total compensation of an executive officer and minimum vesting periods for equity-based compensation.

The Compensation Policy also addresses Pagaya’s executive officers’ individual characteristics (such as their respective positions, education, scope of responsibilities and contribution to the attainment of its goals) as the basis for compensation variation among its executive officers and considers the internal ratios between compensation of its executive officers and directors and other employees. Pursuant to the Compensation Policy, the compensation that may be granted to an executive officer may include base salary, annual bonuses and other cash bonuses (such as a signing bonus and special bonuses), equity-based compensation, benefits and retirement and termination of service arrangements. All cash bonuses are limited to a maximum amount linked to the executive officer’s base salary. In addition, the total variable compensation components (cash bonuses and equity-based compensation) may not exceed 95% of each executive officer’s total compensation package with respect to any given calendar year.

An annual cash bonus may be awarded to executive officers upon the attainment of pre-set periodic objectives and individual targets. The annual cash bonus that may be granted to Pagaya’s executive officers (other than its chief executive officer) may be based on performance objectives and a discretionary evaluation of the executive officer’s overall performance by the chief executive officer and may be based entirely on a discretionary evaluation, subject to the approval of the compensation committee and the Pagaya Board. Furthermore, Pagaya’s chief executive officer will be entitled to set performance objectives for the office holders, including those who also serve as directors, and for those office holders who are also directors such performance objectives will be further approved by the compensation committee and by the Pagaya Board.

The measurable performance objectives of Pagaya’s chief executive officer will be determined annually by the compensation committee and the Pagaya Board and will include the weight to be assigned to each achievement in the overall evaluation. A less significant portion of the chief executive officer’s annual cash bonus may be based on a discretionary evaluation of the chief executive officer’s overall performance by the compensation committee and the Pagaya Board based on quantitative and qualitative criteria.

The equity-based compensation under the Compensation Policy for Pagaya’s executive officers is designed in a manner consistent with the underlying objectives in determining the base salary and the annual cash bonus. Primary objectives include enhancing the alignment between the executive officers’ interests and Pagaya’s long-term interests and those of its shareholders and strengthening the retention and the motivation of executive officers in the long-term. The Compensation Policy provides for executive officer compensation in the form of share options or other equity-based awards, such as restricted shares and restricted share units, in accordance with its share incentive plan then in place. All equity-based incentives granted to executive officers shall be subject to vesting periods in order to promote long-term retention of the awarded executive officers. Equity-based compensation shall be granted from time to time and be individually determined and awarded according to the performance, educational background, prior business experience, qualifications, role and the personal responsibilities of the executive officer.

In addition, the Compensation Policy contains compensation recovery provisions which allows Pagaya under certain conditions to recover bonuses paid in excess, enables its chief executive officer to approve immaterial changes in the terms of employment of an executive officer (provided that the changes of the terms of employment are in accordance our compensation policy) and allows Pagaya to exculpate, indemnify and insure its executive officers and directors subject to certain limitations as set forth therein.

The Compensation Policy also provides for compensation to the members of the Pagaya Board either (i) in accordance with the amounts provided in the Companies Regulations (Rules Regarding the Compensation and Expenses of an External Director), 5760-2000, subject to the exemptions afforded by the Companies Regulations (Relief for Public Companies Whose Securities are Listing for Trading on a Stock Exchange Outside of Israel), 5760-2000, as such regulations may be amended from time to time, if Pagaya at any time is required or elects to appoint external directors, after having opted out of such requirement pursuant to the anticipated composition of its shareholdings immediately following the EJFA Closing, or (ii) in accordance with the amounts determined in the compensation policy and subject to applicable law.

The Compensation Policy, which was approved by the Pagaya Board and the Pagaya Shareholders, respectively, became effective upon the EJFA Closing and is incorporated herein by reference to Exhibit 10.5 to this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table summarizes our equity compensation plan information as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by shareholders	29,407,285	$20.06	5,231,186
Equity compensation plans not approved by shareholders	—	—	—
Total	29,407,285	$20.06	5,231,186

The following table sets forth information regarding the beneficial ownership of Pagaya’s voting securities as of February 29, 2024, by:

•each person known by Pagaya to beneficially own more than 5% of the outstanding shares of Pagaya;
•each of Pagaya’s current executive officers and directors; and
•all of Pagaya’s current executive officers and directors as a group.

Unless otherwise indicated, Pagaya believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise noted herein, the number and percentage of Pagaya Ordinary Shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, a person is deemed to be a beneficial owner of a security if that person has sole or shared voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. In determining beneficial ownership percentages, Pagaya deems ordinary shares that a shareholder has the right to acquire, including the Pagaya Ordinary Shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2024, if any, to be outstanding and to be beneficially owned by the person with such right to acquire additional ordinary shares for the purposes of computing the percentage ownership of that person (including in the total when calculating the applicable beneficial owner’s percentage of ownership), but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise stated, the address of each named executive officer and director is c/o Pagaya Technologies Ltd., 90 Park Avenue, New York, NY 10016.

The calculation of the percentage of beneficial ownership is based on 50,327,721 outstanding Class A Ordinary Shares, and 12,652,310 outstanding Class B Ordinary Shares, as of February 29, 2024.

Note that all share counts described herein are adjusted for the Reverse Share Split.

	Ordinary Shares
Name and Address of Beneficial Owner	Class A Ordinary Shares	Class A %	Class B Ordinary Shares	Class B %	% of Total Voting Power
Five Percent Holders:
Viola Ventures IV Entities(1)	8,175,776	16.2%	—	—%	4.5%
Oak HC/FT Partners II, L.P.(2)	10,540,877	19.1%	—	—%	5.6%
Saro, L.P.(3)	4,301,948	8.5%	—	—%	2.4%
GIC Private Limited(4)	3,655,692	7.3%	—	—%	2.0%
Gal Krubiner(5)	489,476	*	10,628,967	56.9%	44.1%
Yahav Yulzari(6)	239,699	*	10,628,967	56.9%	44.0%
Avital Pardo(7)	406,446	*	12,260,497	57.2%	45.6%
Current Directors and Executive Officers of Pagaya:
Gal Krubiner(5)	489,476	*	10,628,967	56.9%	44.1%
Yahav Yulzari(6)	239,699	*	10,628,967	56.9%	44.0%
Avital Pardo(7)	406,446	*	12,260,497	57.2%	45.6%
Harvey Golub(8)	239,678	*	—	—%	*
Daniel Petrozzo(9)	215,478	*	—	—%	*
Avi Zeevi(10)	157,538	*	—	—%	*
Mircea Vladimir Ungureanu	—	—%	—	—%	—%
Tami Rosen(11)	308,574	*	—	—%	*
Nicole Torraco(12)	9,486	*	—	—%	*
Evangelos Perros(13)	29,398	*	—	—%	*

Sanjiv Das(14)	45,833	*	—	—%	*
All Directors and Executive Officers of Pagaya as a Group (11 persons)	2,141,606	4.2%	33,518,431	100.0%	86.4%

*	Less than one percent.

(1)
Represents 3,572,554 Class A Ordinary Shares held by Viola Ventures IV (A), L.P., 3,732,628 Class A Ordinary Shares held by Viola Ventures IV (B), L.P., 55,060 Class A Ordinary Shares held by Viola Ventures IV CEO Program, L.P., 205,666 Class A Ordinary Shares held by Viola Ventures Principals Fund, L.P. and 609,868 Class A Ordinary Shares held by Viola IV P, L.P. (collectively, the “Viola Ventures IV Entities”). Viola Ventures 4 Ltd. (“GP”), a Cayman Island limited liability company, serves as the sole general partner of Viola Ventures 4, L.P., a Cayman Island exempted limited partnership, which serves as the sole general partner of each of the Viola Ventures IV Entities. Shlomo Dovrat, Harel Beit-On and Avi Zeevi are directors of, and collectively indirectly hold a majority of the outstanding equity interests of, an entity that serves as the sole shareholder and sole director of the GP, and, in such capacity, share the voting power and dispositive power on behalf of the Viola Ventures IV Entities with respect to these shares. The address for the Viola Ventures IV Entities, the GP and the foregoing individuals is c/o Viola Ventures, 12 Abba Eban Avenue Ackerstein Towers Bldg. D Herzliya 4672530 Israel.

(2)
Represents (i) 5,540,877 Class A Ordinary Shares and (ii) 5,000,000 Series A Preferred Shares that are convertible into Class A Ordinary Shares. Investment and voting power of the shares is exercised by Ann Lamont, Andrew Adams and Patricia Kemp. The business address of Oak HC/FT is 2200 Atlantic Street, Suite 300, Stamford, Connecticut, 06902, USA.

(3)
Represents 4,301,948 Class A Ordinary Shares. Investment and voting power of the shares is exercised by Simon Glick and Sam Levinson. The business address of Saro LP is 80 Park Plaza, Suite 21A, Newark, New Jersey, 07102-4109, USA.

(4)
The beneficially owned shares represent 3,655,692 Class A Ordinary Shares held by entities and/or persons affiliated with GIC Private Limited. The business address of GIC Private Limited is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.

(5)
Represents (i) 1,864,185 Class B Ordinary Shares, (ii) 489,476 Class A Ordinary Shares, (iii) 2,724,989 Class B Ordinary Shares held in trust for Gal Krubiner by Hamilton Trust Company of South Dakota LLC, as Trustee of the Azure Sea Trust (in trust for Gal Krubiner), (iv) 5,124,205 vested options or options that will vest within 60 days of February 29, 2024 to acquire Class B Ordinary Shares and (v) 915,588 options subject to performance-based vesting that may be exercised into restricted Class B Ordinary Shares. Such performance-based options are not subject to any continued employment vesting condition.

(6)
Represents (i) 4,589,174 Class B Ordinary Shares, (ii) 239,699 Class A Ordinary Shares, (iii) 5,124,205 vested options or options that will vest within 60 days of February 29, 2024 to acquire Class B Ordinary Shares and (iv) 915,588 options subject to performance-based vesting that may be exercised into restricted Class B Ordinary Shares. Such performance-based options are not subject to any continued employment vesting condition.

(7)
Represents (i) 2,640,628 Class B Ordinary Shares, (ii) 406,446 Class A Ordinary Shares, (iii) 833,333 Class B Ordinary Shares held in Adams Holdings Group Limited and beneficially owned by Avital Pardo (iv) 7,413,157 vested options or options that will vest within 60 days of February 29, 2024 to acquire Class B Ordinary Shares and (iv) 1,373,379 options subject to performance-based vesting that may be exercised into restricted Class B Ordinary Shares. Such performance-based options are not subject to any continued employment vesting condition.

(8)
Represents (i) 2,828 Class A Ordinary Shares, (ii) 205,747 vested options to acquire Class A Ordinary Shares, (iii) 2,828 RSUs that will vest within 60 days of February 29, 2024 into Class A Ordinary Shares and (iv) 28,275 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares.

(9)
Represents (i) 71,278 Class A Ordinary Shares, (ii) 117,810 vested options to acquire Class A Ordinary Shares, (iii) 2,828 RSUs that will vest within 60 days of February 29, 2024 into Class A Ordinary Shares and (iii) 23,562 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares. The address of Mr. Petrozzo is 35 Barron Hill Road, Easton, Pennsylvania, 18042, USA.

(10)
Represents (i) 2,828 Class A Ordinary Shares, (ii) 126,569 vested options to acquire Class A Ordinary Shares, (iii) 2,828 RSUs that will vest within 60 days of February 29, 2024 into Class A Ordinary Shares and (ii) 25,313 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares.

(11)	Represents (i) 18,818 Class A Ordinary Shares and (ii) 289,756 vested options or options that will vest within 60 days of February 29, 2024 to acquire Class A Ordinary Shares.

(12)	Represents (i) 4,743 Class A Ordinary Shares and (ii) 4,743 RSUs that will vest within 60 days of February 29, 2024 into Class A Ordinary Shares.

(13)
Represents (i) 9,125 Class A Ordinary Shares, (ii) 16,107 vested options or options that will vest within 60 days of February 29, 2024 to acquire Class A Ordinary Shares and (iii) 4,166 RSUs that will vest within 60 days of February 29, 2024 into Class A Ordinary Shares.

(14)	Represents (i) 45,833 RSUs that will vest within 60 days of February 29, 2024 into Class A Ordinary Shares.

Significant Changes in Ownership

To our knowledge, other than as disclosed in this Annual Report and our other filings with the SEC, there has been no significant change in the percentage ownership held by any major shareholder since January 1, 2021, except as follows: (i) Oak HC/FT Partners II, LP increased their ownership of the Company from 12.4% as of March 31, 2023 to 19.2%, consisting of both Class A Ordinary Shares and Class A Preferred Shares, as of January 19, 2024; and (ii) Tiger Global Management LLC (“Tiger Global”) owned 10.6% of our Class A Ordinary Shares as of March 31, 2023 and, according to a Form 13G filed by Tiger Global, owned 2.6% of our Class A Ordinary Shares on August 2, 2023

Voting Rights

Neither our major shareholders nor our directors and executive officers listed above had or have voting rights with respect to their Ordinary Shares that are different from the voting rights of other holders of our Ordinary Shares, except that each Class A Ordinary Share is entitled to one vote per share and each Class B Ordinary Share is be entitled to ten votes per share. For additional information about our dual class structure, see Exhibit 3.1 to this Annual Report, which is incorporated by reference herein.

Change in Control Arrangements

We are not aware of any arrangement that may at a subsequent date, result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Subject to the provisions of the Companies Law and the Company’s organizational documents, Pagaya was permitted to enter into any contract or otherwise transact any business with any Pagaya director, or other Office Holder in which contract or business such Pagaya director or other Office Holder had a personal interest, directly or indirectly, and was permitted to enter into any contract or otherwise transact any business with any third party in which contract or business a Pagaya director or other Office Holder had a personal interest, directly or indirectly. Unless and to the extent provided otherwise in the Companies Law, a Pagaya director or other Office Holder was not permitted to participate in deliberations concerning, nor vote upon a resolution approving, a transaction with Pagaya in which he or she had a personal interest.

Rights of appointment

The current Pagaya Board consists of nine directors.

Agreements with Pagaya’s directors and officers

Employment agreements

Pagaya has entered into or will enter into written employment or service agreements with each of its executive officers. The agreements provide the terms of each individual’s employment or service with Pagaya, as applicable, which have been determined by the Pagaya Board.

Each employment and services agreement contains provisions regarding non-competition, non-solicitation, confidentiality of information and assignment of inventions. The enforceability of the non-competition covenants is subject to limitations.

Either Pagaya or the executive officer may terminate the applicable executive officer’s employment or service by giving written notice to the other party. Pagaya may also terminate an executive officer’s employment or services agreement for cause (as defined in the applicable employment or services agreement). The Pagaya Articles require the consent of the other two Founders in order to terminate a Founder’s employment or services, or a decision by a majority of the Board if the termination is for cause, and the Pagaya Articles provide that, until the third anniversary following the EJFA Closing, a Founder can be terminated, whether or not for cause, only by a supermajority of at least 75% of the directors then in office, and thereafter such termination shall require a decision of the Pagaya Board by regular majority of the directors present and voting on such matter.

Options

Pagaya has granted Pagaya Options to purchase Pagaya Ordinary Shares to its executive officers and certain of its directors.

See the section of this Annual Report in Item 12 for a description of options granted to entities controlled by (i) Pagaya’s chief executive officer and (ii) the Board’s Chairperson. Pagaya describes its Pagaya Share Plans under the sections of this Annual Report entitled “Legacy Equity Incentive Plans” and “2022 Share Incentive Plan” in Item 11.

Exculpation, indemnification and insurance

The Pagaya Articles permit the Company to exculpate, indemnify and insure certain of its office holders in accordance with Israeli law, subject to the limitations specified in the Companies Law, the Pagaya Articles and any required shareholder approval.

Housing and Other Perquisites

Pursuant to that certain Employment Agreement, by and between Mr. Krubiner, a co-founder, director and the Chief Executive Officer of Pagaya, and Pagaya, dated as of April 25, 2016, as amended July 23, 2018, March 19, 2019, June 1, 2020, March 30, 2021, and June 22, 2022, Mr. Krubiner has access to an apartment leased on behalf of Pagaya and Pagaya bears the costs and expenses of any and all taxes payable or accrued in connection with such lease, as well as an automobile and driver provided by Pagaya, and administrative support. Our other two founders who are also directors, Avital Pardo and Yahav Yulzari, also receive certain similar perquisites.

Series E Preferred Share Investment

In March 2021, Pagaya sold 187,347 Pagaya Class E Preferred Shares to certain investors, including 7,397 Pagaya Class E Preferred Shares to Radiance Star Pte. Ltd. (“Radiance”), at $838.49 per share amounting to $157.1 million total consideration from all investors (including $6.2 million in consideration from Radiance), pursuant to the Series E Preferred Share Purchase Agreement, dated as of March 17, 2021, by and among Pagaya, Radiance and certain other investors (the “Class E Purchase Agreement”).

In connection with, and in receipt of the consideration paid pursuant to, the Class E Purchase Agreement, on March 7, 2021, Pagaya and Radiance entered into a warrant to purchase ordinary shares agreement (the “Warrant Purchase Agreement”). Pursuant to the Warrant Purchase Agreements, Radiance received 3,170 private placement warrants to purchase Pagaya Ordinary Shares (the “Ordinary Warrants”), at an exercise price of $0.001, subject to certain vesting terms. Mircea Ungureanu, a director of Pagaya, serves as a portfolio manager for GIC, which shares with Radiance the power to vote and the power to dispose of all of its equity holdings in Pagaya.

Historical information disclosed herein as share, warrant, and per share amounts were not adjusted for the Stock Split effected on June 22, 2022, and the Reverse Share Split effected on March 8, 2024.

Series D Preferred Share Investment

In November 2020, Pagaya and the Founders reached an agreement to sell its Founders 245,392 Pagaya Class D Preferred Shares at $149.35 per share, subject to actual payment and shareholder approval. Subsequently, in March 2021, Pagaya closed the sale of 245,392 Pagaya Class D Preferred Shares to the Founders (of which 70,112 were issued to each of Mr. Krubiner and Mr. Yulzari and 105,168 were issued to Mr. Pardo) at $149.35 per share amounting to $36.7 million total consideration from the Founders (reflecting $10.5 million in consideration from each of Mr. Krubiner and Mr. Yulzari and $15.7 million in consideration from Mr. Pardo), pursuant to the Second Series D Preferred Share Purchase Agreement, dated as of March 3, 2021, by and among Pagaya and the Founders.

In June 2020, Pagaya sold 341,473 Pagaya Class D Preferred Shares to certain investors, including 117,172 Pagaya Class D Preferred Shares to Radiance and 5,022 Pagaya Class D Preferred Shares to Golub Investments, L.P. (“Golub Investments”), at $149.35 per share and amounting to $51.0 million total consideration from all investors (including $17.5 million in consideration from Radiance and $0.75 million in consideration from Golub), pursuant to the Series D Preferred Share Purchase Agreement, dated as of May 22, 2020, by and among Pagaya, Radiance and certain other investors (the “Class D Purchase Agreement”). Mr. Golub, a director of Pagaya, is the founder of Golub Investments.

In connection with the Class D Purchase Agreement, and in receipt of the consideration paid pursuant thereto, on June 1, 2020, Pagaya and Radiance entered into a warrant to purchase class D preferred agreement (the “Class D Warrant Purchase Agreement”). Pursuant to the Class D Warrant Purchase Agreement, among certain other investors, Radiance received 23,434 warrants to purchase Pagaya Class D Preferred Shares at an exercise price of $0.01, subject to certain vesting terms.

In connection with the Class D Warrant Purchase Agreement, on June 1, 2020, Pagaya and Radiance entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, Pagaya agreed to provide Radiance the right to purchase up to a certain amount of qualified securities in certain offerings by Pagaya and to provide Radiance with notice of any fund offerings or securities offerings.

Historical information disclosed herein as share, warrant, and per share amounts were not adjusted for the Stock Split effected on June 22, 2022, and the Reverse Share Split effected on March 8, 2024.

Registration Rights Agreement

At the Effective Time of the EJFA Merger, each of Pagaya, the EJFA Merger Sponsor and certain Pagaya Shareholders as of immediately prior to the EJFA Merger entered into the Registration Rights Agreement, which is incorporated herein by reference to Exhibit 4.9 of Pagaya’s Registration Statement on Form F-4 filed with the SEC on April 7, 2022, pursuant to which Pagaya agreed to file a registration statement, by no later than 30 days following the EJFA Closing Date, to register the resale of the Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement also provides the Pagaya Shareholder parties thereto with a demand right for Pagaya to conduct an underwritten offering of the Registrable Securities, provided that the total offering price of all securities proposed to be sold in such offering exceeds $75 million in the aggregate and subject to certain limitations. The Registration Rights Agreement further provides customary registration rights to the Pagaya Shareholder parties thereto (including demand rights and piggy-back rights, subject to cooperation and cut-back provisions) with respect to Class A Ordinary Shares, any Class A Ordinary Shares issuable upon the exercise of Warrants and any other equity security of Pagaya issued or issuable with respect to any such Class A Ordinary Shares. The Registration Rights Agreement terminates on the earliest of (a) the tenth anniversary of the date of the Registration Rights Agreement, (b) any acquisition of Pagaya after the EJFA Merger, as a result of which the Registrable Securities are converted into the right to receive consideration consisting solely of cash or other property other than securities listed on a national securities exchange registered under Section 6 of the Exchange Act or (c) with respect to any Pagaya Shareholder party to the Registration Rights Agreement, on the date that such Pagaya Shareholder no longer holds any Registrable Securities. For more information on the Registration Rights Agreement, see the Registration Rights Agreement, which is incorporated herein by reference to Exhibit 4.5 of this Annual Report.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and applicable officers, subject to the mandatory limitations imposed by the specific indemnification provisions contained in the Companies Law. These indemnification agreements require us, among other things (and subject to the Companies Law), to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers. The limitation of liability and indemnification provisions may discourage Pagaya Shareholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other Pagaya Shareholders. Further, a Pagaya Shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Insurance

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Vect Investment

On January 12, 2022, Pagaya entered into a simple agreement for future equity (the “SAFE”) and related documents with Vect Sol Ltd., a company incorporated under the laws of the State of Israel (“Vect”). The founder of Vect was Pagaya’s then-Architect and Engineering Lead.

Pursuant to the SAFE, Pagaya invested $1.2 million (the “Purchase Amount”) on February 1, 2022 in Vect in exchange for the right to (i) in the event there is an equity financing of Vect, receive preferred shares of Vect, (ii) in the event there is a liquidity event of Vect, either a cash payment equal to the Purchase Amount (subject to downward adjustment in the event that there are not enough funds to pay Pagaya and holders of other simple agreements for future equity) or ordinary shares of Vect, at the election of Pagaya, and (iii) in the event there is a dissolution event of Vect, a cash payment equal to the Purchase Amount (subject to downward adjustment in the event that there are not enough funds to pay Pagaya and holders of other simple agreements for future equity). In the event that no equity financing is consummated prior to February 1, 2024 (or February 1, 2025 if extended by the parties) and the SAFE has not otherwise expired or terminated in accordance with its terms, then Pagaya has the right to receive preferred shares of Vect.

On June 16, 2022, Vect entered into a purchase agreement and related documents with another investor, to which Pagaya was also a party, and which provided Pagaya an option to acquire additional shares in Vect on terms similar to those contained in the purchase agreement. Pursuant to the purchase agreement, the SAFE was automatically converted into equity in accordance with the terms of the SAFE. On September 15, 2022, Pagaya exercised its option in the purchase agreement and acquired additional shares valued at $1.8 million.

Bounce Investment

On June 13, 2022, Pagaya entered into an Advance Investment Agreement and related documents with Bounce Technologies Ltd., a company incorporated under the laws of the State of Israel (“Bounce”). Avi Zeevi, the chairperson of Pagaya’s Board of Directors, is both a Director and investor in Bounce. Pursuant to the Advance Investment Agreement, Pagaya invested $250,000 in Bounce in exchange for the right to, in the event there is an equity financing of Bounce, receive preferred shares of Bounce or a cash payment based on the Target Valuation (as defined in the Advance Investment Agreement). In the event there is a liquidation or an IPO of Bounce, then Pagaya’s investment amount would be automatically converted into preferred shares of Bounce. In the event that no equity financing or exit event is consummated prior to June 3, 2024, then Pagaya has the right to receive preferred shares of Bounce based on the Target Valuation.

Pre-Approval of Certain Loans and Guarantees

On November 10, 2022, the Pagaya Board approved a framework transaction of loans and guarantees involving certain Pagaya subsidiaries. Under the Companies Law, transactions by the Company with or for the benefit of an entity (i) that is not wholly owned by the Company and (ii) in which the Company has an interest in that entity because it is managed by the Company’s Office Holders are considered related party transactions, and therefore require approval by the Board, as well as a determination by the Audit Committee that the transactions are not “extraordinary.” Pagaya Board approved the Company entering into such transactions for a period of 12 months so long as they are within the ordinary course of business and remain under certain individual and aggregate monetary thresholds. Covered transactions include loans to the Company’s subsidiaries (including entities affiliated with Pagaya investment funds), as well as a recourse guaranty or pledge of assets to a third party for the benefit of a subsidiary. The Board approval on November 10, 2022 followed its approval on September 28, 2022 of a guaranty made by the Company for the benefit of one of its fund entities to Bank Leumi in connection with a $23 million loan. On November 14, 2023, the Pagaya Board renewed its approval of the above framework for an additional twelve months.

Series A Preferred Shares Purchase Agreement

On April 14, 2023 we entered into a Preferred Shares Purchase Agreement (the “Preferred Purchase Agreement”) with Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P (together, “Oak HC/FT”) pursuant to which we agreed to issue and sell to Oak HC/FT an aggregate of 5,000,000 Series A Preferred Shares, no par value (the “Series A Preferred Shares”), at a price of $15 per share for an aggregate purchase price of $75 million (the “Preferred Transaction”). In addition, we obtained approval for certain amended and restated Articles of Association of Pagaya, and the Series A Preferred Shares have the rights and preferences as set forth in our amended and restated Articles of Association. Pursuant to these amended Articles of Association, there are 6,666,666 authorized Series A Preferred Shares and we may issue and sell the balance of the authorized but unissued Series A Preferred Shares from time to time in the future. Preferred share amounts described herein have been updated to reflect the Reverse Share Split.

Oak HC/FT held approximately 12% of the Class A Ordinary Shares and approximately 3% of the voting power of Pagaya as of the date of the Preferred Purchase Agreement. Mr. Dan Petrozzo, a member of our board of directors and the Audit Committee of the Pagaya Board, was a partner at Oak until December 31, 2023. Following their review of applicable considerations pursuant to our policies and applicable Israeli law, the disinterested members of the Audit Committee and of the Pagaya Board approved the Preferred Purchase Agreement and the exhibits, schedules and ancillary documents thereto, and the Pagaya Board recommended to our shareholders to adopt the amended Articles of Association and approve the Preferred Transaction and the matters contemplated thereby. As required by the Preferred Purchase Agreement and Israeli law, a meeting of shareholders was held on May 24, 2023 and the Preferred Transaction was completed the following day.

In connection with the execution of the Preferred Purchase Agreement, Gal Krubiner, Avital Pardo and Yahav Yulzari, our three founders, entered into a voting agreement with the Company, pursuant to which the founders agreed to vote at a meeting of the shareholders (i) in favor of (a) the adoption of the amended and restated Articles of Association and (b) any other matter reasonably necessary to the consummation of the Preferred Transaction and considered and voted upon by our shareholders, and (ii) against any action, proposal, transaction or agreement that could reasonably be expected to impede, interfere with, delay, discourage, adversely affect or inhibit the timely consummation of the Preferred Transaction.

The foregoing does not purport to be a complete description of the rights and obligations of the parties to the Preferred Purchase Agreement and is qualified in its entirety by reference to the Preferred Purchase Agreement, a copy of which is attached as Exhibit 10.16 to this Annual Report on Form 10-K. The foregoing description of the terms pertaining to the Series A Preferred Shares is not complete and is qualified in its entirety by reference to the Amended and Restated Articles of Association, a copy of which is attached as an exhibit to the Preferred Purchase Agreement. The foregoing description of the voting agreement is not complete and is qualified in its entirety by reference to the voting agreement, a copy of which is attached as Exhibit 4.8 to this Annual Report on Form 10-K. Also, see the Form 6-K filed with the SEC on April 20, 2023.

Note that all share counts described herein are adjusted for the Reverse Share Split.

Director Independence

Under Nasdaq rules, a foreign private issuer may follow its home country practice in lieu of certain of Nasdaq corporate governance requirements, including the requirement to have a majority of its board consist of independent directors. The Companies Law does not require that a majority of the Pagaya Board consist of independent directors. We currently follow the corporate governance requirements of Nasdaq and maintain a majority of independent directors on the Pagaya Board. Our board of directors has determined that Avi Zeevi, Daniel Petrozzo, Harvey Golub, Nicole Torraco and Mircea Ungureanu are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services

Kost Forer Gabbay & Kasierer, a member or EY Global, an independent registered public accounting firm, have served as our independent public accountants for each of the fiscal years in the three-year period ended December 31, 2023, for which audited financial statements appear in this Annual Report on Form 10-K.

The following table presents the aggregate fees billed for each of the two last fiscal years for professional services rendered by Kost Forer Gabbay & Kasierer to the Company:

	December 31, 2023	December 31, 2022
Audit fees	$1,651,000	$2,138,000
Audit-related fees	—	—
Tax fees	535,000	522,000
Total	$2,186,000	$2,660,000

“Audit fees” are the aggregate fees billed for the audit of our annual financial statements. This category also includes services that generally the independent registered public accounting firm provides, such as consents and assistance with and review of documents filed with the SEC.

“Audit-related fees” are the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit and are not reported under audit fees. These fees primarily include accounting consultations regarding the accounting treatment of matters that occur in the regular course of business, implications of new accounting pronouncements and other accounting issues that occur from time to time.

“Tax fees” are the aggregate fees billed for tax compliance services, including the preparation of tax returns and claims for tax refund; tax consultations, such as assistance and representation in connection with tax audits and appeals, and requests for rulings or technical advice from the taxing authorities.

Pre-Approval Policies and Procedures

Our audit committee has adopted a pre-approval policy for the engagement of our independent public accounting firm to perform certain audit and non-audit services. Pursuant to this policy, which is designed to assure that such engagements do not impair the independence of our auditors, the audit committee pre-approves annually a catalog of specific audit and non-audit services in the categories of audit service, audit-related service and tax services that may be performed by our independent public accounting firm. All of the audit and non-audit services performed for us by our independent registered public accounting firm in 2023 and 2022 were preapproved in accordance with our policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

We have appended our audited consolidated financial statements at the end of this Annual Report, starting at page F-1, as part of this Annual Report.

(b) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the consolidated financial statements or notes thereto.

(c) Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on February 15, 2024 (incorporated by reference to Exhibit 99.1 of Pagaya Technologies Ltd. Current Report on Form 6-K filed with the SEC on February 15, 2024).

4.1
Specimen Ordinary Share Certificate of Pagaya Technologies Ltd. (incorporated by reference to Exhibit 4.5 of Pagaya Technologies Ltd. Amendment No. 1 to Registration Statement on Form F-4 filed with the SEC on May 9, 2022)

4.2
Specimen Warrant Certificate of Pagaya Technologies Ltd. (incorporated by reference to Exhibit 4.6 of Pagaya Technologies Ltd. Amendment No. 1 to Registration Statement on Form F-4 filed with the SEC on May 9, 2022)

4.3
Warrant Agreement, by and among, dated as of February 24, 2021, between Continental Stock Transfer & Trust Company and EJF Acquisition Corp. (incorporated by reference to Exhibit 4.1 of EJF Acquisition Corp. Current Report on Form 8-K filed with the SEC on February 24, 2021)

4.4
Assignment, Assumption and Amendment Agreement, by and among Pagaya Technologies Ltd., EJF Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.7 of Pagaya Technologies Ltd. Amendment No. 2 to Registration Statement on Form F-4 filed with the SEC on May 18, 2022)

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.9 of Pagaya Technologies Ltd. Registration Statement on Form F-4 filed with the SEC on April 7, 2022)
4.6
Form of Registration Rights Agreement, dated as of January 5, 2023, by and among Pagaya Technologies Ltd. and the Shareholders of Darwin Homes, Inc. (incorporated by reference to Exhibit 4.16 of Pagaya Technologies Ltd. Annual Report on Form 20-F filed with the SEC on April 20, 2023).

4.7
Registration Rights Agreement by and between the Registrant and B. Riley Principal Capital II, LLC, dated August 17, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 6-K filed on August 17, 2022).

4.8
Voting Agreement, dated as of April 14, 2023, by among Pagaya Technologies Ltd. and Gal Krubiner, Yahav Yulzari and Avital Pardo with regard to the Preferred Shares Purchase Agreement. (incorporated by reference to Exhibit 4.18 of Pagaya Technologies Ltd. Annual Report on Form 20-F filed with the SEC on April 20, 2023).

4.9*	Description of Securities
10.1†
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Pagaya Technologies Ltd., EJF Acquisition Corp. and Rigel Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Pagaya Technologies Ltd. Registration Statement on Form F-4 filed with the SEC on April 7, 2022)

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.8 of Pagaya’s Registration Statement on Form F-4 filed with the SEC on April 7, 2022)
10.3
Credit Agreement, dated as of December 23, 2021, by and among Pagaya Technologies Ltd., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.15 of Pagaya Technologies Ltd. Registration Statement on Form F-4 filed with the SEC on April 7, 2022)

10.4
Amendment No. 1 to Credit Agreement, dated as of March 15, 2022, by and among Pagaya Technologies Ltd., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 of Pagaya Technologies Ltd. Registration Statement on Form F-4 filed with the SEC on April 7, 2022)

10.5
Pagaya Technologies Ltd. Compensation Policy for Executive Officers and Directors (incorporated by reference to Exhibit 10.17 of Pagaya Technologies Ltd. Amendment No. 2 to Registration Statement on Form F-4 filed with the SEC on May 18, 2022)

10.6†	Pagaya Technologies Ltd. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 6-K filed with the SEC on September 13, 2023)
10.7
Credit Agreement, dated as of February 2, 2024, by and among Pagaya Technologies Ltd. and Pagaya US Holding Company LLC, as the borrowers, the several lenders party thereto and Acquiom Agency Services LLC, as administrative agent (incorporated by reference to Exhibit 99.2 to Current Report on Form 6-K filed with the SEC on February 7, 2024).

10.8
Ordinary Shares Purchase Agreement by and between the Registrant and B. Riley Principal Capital II, LLC, dated August 17, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 6-K filed on August 17, 2022).

10.9†
Pagaya Technologies Ltd. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022)

10.10†
Pagaya Technologies Ltd. 2016 Equity Incentive Plan Stock Option Sub-Plan for United States Persons (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022)

10.11†
Pagaya Technologies Ltd. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022)

10.12†
Pagaya Technologies Ltd. 2021 Equity Incentive Plan Stock Option Sub-Plan for United States Persons (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022)

10.13†
Pagaya Technologies Ltd. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-265739), filed with the SEC on June 21, 2022)

10.14†
Pagaya Technologies Ltd. 2022 Share Incentive Plan Sub-Plan for Israeli Participants (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022).

10.15
Form of Pagaya Technologies Ltd. Indemnification, Insurance and Exculpation Undertaking (incorporated by reference to Exhibit 10.14 of Pagaya Technologies Ltd. Amendment No. 2 to Registration Statement on Form F-4 filed with the SEC on May 18, 2022)

10.16
Preferred Shares Purchase Agreement, dated as of April 14, 2023, by and among Pagaya Technologies Ltd. and Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P. (incorporated by referenced to Exhibit 4.17 of Annual Report on Form 20-F filed with the SEC on April 20, 2023).

10.17*	Employment Agreement between Gal Krubiner and Pagaya Technologies US LLC.
10.18*	Employment Agreement between Tami Rosen and Pagaya Technologies US LLC.
10.19*	Employment Agreement between Amol Naik and Pagaya Technologies US LLC.
10.20*	Employment Agreement between Ashok Vaswani and Pagaya Technologies US LLC.
10.21*	Employment Agreement between Michael Kurlander and Pagaya Technologies US LLC.
10.22*	Separation Agreement between Ashok Vaswani and Pagaya Technologies US LLC.
10.23*	Separation Agreement between Michael Kurlander and Pagaya Technologies US LLC.
10.24
Underwriting Agreement, dated March 13, 2024, between Pagaya Technologies Ltd. and Citigroup Global Markets Inc. and Jefferies LLC, as representatives of the several underwriters (incorporated by referenced to Exhibit 1.1 of Form 6-K filed with the SEC on March 18, 2024)

21.1*	List of subsidiaries of Pagaya Technologies Ltd.
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member firm of EY Global, independent registered accounting firm for Pagaya Technologies Ltd.
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recoupment Policy, approved by the Board on November 29, 2023
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-K and that it has duly caused and authorized the undersigned to sign this Annual Report on its behalf.

PAGAYA TECHNOLOGIES LTD.

Date: April 25, 2024	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: April 25, 2024	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Pagaya Technologies Ltd., hereby constitutes and appoints Gal Krubiner, Evangelos Perros and Eric Watson, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 25, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Gal Krubiner Gal Krubiner	Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2024

/s/ Evangelos Perros Evangelos Perros	Chief Financial Officer (Principal Financial Officer)	April 25, 2024

/s/ Scott Bower Scott Bower	Chief Accounting Officer (Principal Accounting Officer)	April 25, 2024

/s/ Avi Zeevi Avi Zeevi	Chairman	April 25, 2024

/s/ Tami Rosen Tami Rosen	Chief Development Officer and Director	April 25, 2024

_____________
Harvey Golub	Director	April 25, 2024

/s/ Avital Pardo Avital Pardo	Chief Technology Officer and Director	April 25, 2024

/s/ Dan Petrozzo Dan Petrozzo	Director	April 25, 2024

_____________
Mircea Ungureanu	Director	April 25, 2024

/s/ Nicole Torraco Nicole Torraco	Director	April 25, 2024

/s/ Yahav Yulzari Yahav Yulzari	Chief Revenue Officer and Director	April 25, 2024

PAGAYA TECHNOLOGIES LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

INDEX

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of
PAGAYA TECHNOLOGIES LTD.

Opinion on the Financial Statements

    We have audited the accompanying consolidated balance sheets of Pagaya Technologies Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in redeemable convertible preferred shares and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KOST FORER GABBAY & KASIERER
A Member of EY Global
We have served as the Company's auditor since 2018.
Tel-Aviv, Israel
March 8, 2024

except for the presentation of long-term assets as described in Note 19B. and subsequent event as described in Note 20C., as to which the date is April 25, 2024
F-2

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND DECEMBER 31, 2022 (In thousands, except share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$186,478	$309,793
Restricted cash	16,874	22,539
Fees and other receivables (including related party receivables of $51,036 and $49,427 as of December 31, 2023 and December 31, 2022, respectively)	79,526	59,219
Investments in loans and securities	2,490	1,007
Prepaid expenses and other current assets (including related party assets of $7,896 and $18,783 as of December 31, 2023 and December 31, 2022, respectively)	18,034	27,258
Total current assets	303,402	419,816
Restricted cash	19,189	4,744
Fees and other receivables (including related party receivables of $33,739 and $38,332 as of December 31, 2023 and December 31, 2022, respectively)	34,181	38,774
Investments in loans and securities	714,303	462,969
Equity method and other investments	26,383	25,894
Right-of-use assets	55,729	61,077
Property and equipment, net	41,557	31,663
Goodwill	10,945	—
Intangible assets	2,550	—
Prepaid expenses and other assets	137	142
Total non-current assets	904,974	625,263
Total Assets	$1,208,376	$1,045,079
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,286	$1,739
Accrued expenses and other liabilities	28,562	49,496
Current maturities of operating lease liabilities	6,931	8,530
Secured borrowing	37,685	61,829
Income taxes payable	461	6,424
Total current liabilities	74,925	128,018
Non-current liabilities:
Warrant liability	3,242	1,400
Revolving credit facility	90,000	15,000
Secured borrowing	234,028	77,802
Operating lease liabilities	43,940	49,097
Long-term tax liabilities	22,135	7,771
Deferred tax liabilities, net	107	568
Total non-current liabilities	393,452	151,638
Total Liabilities	468,377	279,656
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2023; aggregate liquidation preference of $150,000 as of December 31, 2023. (1)	74,250	—
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 49,390,936 and 42,364,766 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively. (1)	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 12,652,310 and 14,577,866 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively. (1)	—	—
Additional paid-in capital	1,101,914	968,432
Accumulated other comprehensive income (loss)	444	(713)
Accumulated deficit	(542,637)	(414,199)
Total Pagaya Technologies Ltd. shareholders’ equity	559,721	553,520
Noncontrolling interests	106,028	211,903
Total shareholders’ equity	665,749	765,423
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,208,376	$1,045,079
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEAR ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands, except share and per share data)

	2023	2022	2021
Revenue
Revenue from fees (including related party revenues of $622,260, $653,471 and $445,866 for the years ended December 31, 2023, 2022 and 2021, respectively)	$772,814	$685,414	$445,866
Other Income
Interest income	38,748	57,758	28,877
Investment income (loss) (1)	489	5,756	(155)
Total Revenue and Other Income	812,051	748,928	474,588
Production costs	508,944	451,084	232,324
Technology, data and product development	74,383	150,933	66,211
Sales and marketing	49,773	104,203	49,627
General and administrative	203,351	294,213	132,235
Total Costs and Operating Expenses	836,451	1,000,433	480,397
Operating Income (Loss)	(24,400)	(251,505)	(5,809)
Other income (expenses), net	(156,768)	(24,869)	(55,839)
Income (Loss) Before Income Taxes	(181,168)	(276,374)	(61,648)
Income tax expense (benefit)	15,571	16,400	7,875
Net Loss Including Noncontrolling Interests	(196,739)	(292,774)	(69,523)
Less: Net income (loss) attributable to noncontrolling interests	(68,301)	9,547	21,628
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$(128,438)	$(302,321)	$(91,151)
Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$(128,438)	$(302,321)	$(91,151)
Less: Undistributed earnings allocated to participated securities	—	(12,205)	(19,558)
Less: Deemed dividend distribution	—	—	(23,612)
Net income (loss) attributed to Pagaya Technologies Ltd.	$(128,438)	$(314,526)	$(134,321)
Net income (loss) per share attributable to Pagaya Technologies Ltd.:
Basic and Diluted (2)	$(2.14)	$(8.22)	$(8.25)
Weighted average shares outstanding:
Basic and Diluted (2)	60,038,893	38,253,737	16,276,048
(1) Includes income from proprietary investments.
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR YEAR ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	2023	2022	2021
Net Loss Including Noncontrolling Interests	$(196,739)	$(292,774)	$(69,523)
Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale, net	7,999	(2,122)	—
Comprehensive Loss Including Noncontrolling Interests	$(188,740)	$(294,896)	$(69,523)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(61,459)	8,138	21,628
Comprehensive Loss Attributable to Pagaya Technologies Ltd.	$(127,281)	$(303,034)	$(91,151)

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
FOR YEAR ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – December 31, 2020	26,817,162	$105,981	15,866,428	$—	$315	$—	$2,885	$3,200	$84,945	$88,145
Issuance of Series D convertible preferred shares, net of issuance costs of $11	3,821,088	36,639	—	—	—	—	—	—	—	—
Issuance of Series E convertible preferred shares, net of issuance costs of $158	2,917,248	136,006	—	—	—	—	—	—	—	—
Issuance of Preferred B shares upon exercise of warrants 2021	227,700	22,412	—	—	—	—	—	—	—	—
Issuance of Preferred D shares upon exercise of warrants 2021	83,384	6,009	—	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	329,055	—	346	—	—	346	—	346
Share-based compensation	—	—	—	—	68,090	—	—	68,090	—	68,090
Deemed contribution	—	—	—	—	23,612	—	—	23,612	—	23,612
Deemed dividend distribution	—	—	—	—	—	—	(23,612)	(23,612)	—	(23,612)
Issuance of ordinary share warrants	—	—	—	—	20,807	—	—	20,807	—	20,807
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	151,035	151,035
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(81,548)	(81,548)
Net income (loss)	—	—	—	—	—	—	(91,151)	(91,151)	21,628	(69,523)
Balance – December 31, 2021	33,866,582	$307,047	16,195,483	$—	$113,170	$—	$(111,878)	$1,292	$176,060	$177,352
Issuance of ordinary shares upon exercise of share options	—	—	1,393,798	—	1,617	—	—	1,617	—	1,617
Issuance of ordinary shares upon vesting of RSUs	—	—	10,242	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of warrants	—	—	1,878,280	—	—	—	—	—	—	—
Issuance of ordinary shares related to commitment shares	—	—	3,878	—	1,000	—	—	1,000	—	1,000
Issuance of ordinary shares in connection with the Merger and PIPE Investment, net of issuance costs of $57,400	(33,866,582)	(307,047)	37,460,951	—	581,359	—	—	581,359	—	581,359
Share-based compensation	—	—	—	—	250,711	—	—	250,711	—	250,711
Reclassification of warrants	—	—	—	—	20,575	—	—	20,575	—	20,575

Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	105,469	105,469
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(77,764)	(77,764)
Other comprehensive income (loss)	—	—	—	—	—	(713)	—	(713)	(1,409)	(2,122)
Net income (loss)	—	—	—	—	—	—	(302,321)	(302,321)	9,547	(292,774)
Balance – December 31, 2022	—	$—	56,942,632	$—	$968,432	$(713)	$(414,199)	$553,520	$211,903	$765,423
Issuance of ordinary shares upon exercise of warrants	—	—	99,711	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	925,240	—	4,334	—	—	4,334	—	4,334
Issuance of ordinary shares upon vesting of RSUs	—	—	962,679	—	—	—	—	—	—	—
Issuance of preferred shares, net of issuance costs of $750	5,000,000	74,250	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	78,721	—	—	78,721	—	78,721
Reversal of issuance costs associated with the Business Combination and PIPE Investment	—	—	—	—	4,401	—	—	4,401	—	4,401
Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.	—	—	1,525,827	—	18,134	—	—	18,134	—	18,134
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	1,587,157	—	27,892	—	—	27,892	—	27,892
Reclassification of investments	—	—	—	—	—	(1,881)	—	(1,881)	18,341	16,460
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	19,955	19,955
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(64,371)	(64,371)
Other comprehensive income (loss)	—	—	—	—	—	3,038	—	3,038	(11,499)	(8,461)
Net income (loss)	—	—	—	—	—	—	(128,438)	(128,438)	(68,301)	(196,739)
Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities
Net loss including noncontrolling interests	$(196,739)	$(292,774)	$(69,523)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method income (loss)	(488)	(5,756)	155
Loss on sale of equity method investments	—	—	421
Depreciation and amortization	19,127	6,294	815
Share-based compensation	71,055	241,689	67,785
Fair value adjustment to warrant liability	1,842	(11,088)	53,019
Issuance of ordinary shares related to commitment shares	—	1,000	—
Impairment loss on investments in loans and securities	134,510	15,007	—
Loss on loans held-for-investment	—	10,651	—
Other than temporary impairment of investments in loans and securities	—	33,704	—
Write-off of capitalized software	2,475	3,209	—
Gain on foreign exchange	(1,320)	—	—
Change in operating assets and liabilities:
Fees and other receivables	(20,740)	(46,453)	(27,555)
Deferred tax assets, net	(1,162)	5,681	(3,378)
Deferred tax liabilities, net	(461)	568	—
Prepaid expenses and other assets	12,912	(23,227)	(4,738)
Right-of-use assets	3,854	7,742	—
Accounts payable	(448)	(9,841)	10,999
Accrued expenses and other liabilities	(17,770)	32,403	13,407
Operating lease liability	(3,712)	(11,192)	—
Income tax receivable / payable	6,642	2,383	8,404
Net cash provided by (used in) operating activities	9,577	(40,000)	49,811
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities	172,061	112,897	28,904
Short-term deposits	—	5,020	53,412
Equity method and other investments	—	453	8,925
Cash and restricted cash acquired from Darwin Homes, Inc.	1,608	—	—
Payments for the purchase of:
Investments in loans and securities	(566,173)	(355,633)	(202,366)
Property and equipment	(20,189)	(22,406)	(6,624)
Equity method and other investments	—	(5,750)	(22,991)
Net cash used in investing activities	(412,693)	(265,419)	(140,740)
Cash flows from financing activities
Proceeds from sale of ordinary shares in connection with the Business Combination and PIPE Investment, net of issuance costs	—	291,872	—
Proceeds from issuance of redeemable convertible preferred shares, net	74,250	—	172,645
Proceeds from issuance of ordinary share warrants, net	—	—	20,807
Proceeds from secured borrowing	338,472	139,413	37,905
Proceeds received from noncontrolling interests	19,955	105,469	151,035
Proceeds from revolving credit facility	130,000	42,100	—
Proceeds from exercise of stock options	4,334	1,617	346
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	27,892	—	—
Proceeds from exercise of redeemable convertible preferred shares warrants	—	—	400
Distributions made to noncontrolling interests	(43,767)	(77,764)	(81,548)
Payments made to revolving credit facility	(55,000)	(27,100)	—

Payments made to secured borrowing	(206,390)	(37,687)	—
Settlement of share-based compensation in satisfaction of tax withholding requirements	(650)	—	—
Payments for deferred offering costs	—	—	(11,966)
Net cash provided by financing activities	289,096	437,920	289,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(515)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(114,535)	132,501	198,695
Cash, cash equivalents and restricted cash, beginning of period	337,076	204,575	5,880
Cash, cash equivalents and restricted cash, end of period	$222,541	$337,076	$204,575
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated statements of financial position to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$186,478	$309,793	$190,778
Restricted cash - current	16,874	22,539	7,000
Restricted cash - non-current	19,189	4,744	6,797
Total cash, cash equivalents, and restricted cash	$222,541	$337,076	$204,575

Supplemental disclosures of cash flow information
Cash paid for income taxes	$9,174	$6,941	$2,609
Cash paid for interest expense	17,779	4,341	—
Cash paid for operating leases	14,103	11,192	—
Supplemental disclosure of non-cash activities
Initial recognition (derecognition) of right-of-use assets and operating lease liability	$(1,839)	$68,819	$—
In-kind distributions	20,603	—	—
Issuance of ordinary shares in connection with acquisition	18,134	—	—
Deemed dividend from secondary transactions	—	—	23,612
Issuance of redeemable convertible preferred shares upon exercise of warrants	—	—	28,421

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEAR ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 - BUSINESS DESCRIPTION

Pagaya Technologies Ltd. and its consolidated subsidiaries (together “we” “our” “Pagaya” or the “Company”) is a technology company that deploys sophisticated data science and proprietary AI technology to drive better results for financial services and other service providers, their customers, and asset investors. Services providers integrated with Pagaya’s network, which are referred to as “Partners,” range from high-growth financial technology companies to incumbent banks and financial institutions, auto finance providers and residential real estate service providers. Partners have access to Pagaya’s network in order to assist with extending financial products to their customers, in turn helping those customers fulfill their financial needs and dreams. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by (i) funds managed or advised by Pagaya or one of its affiliates, (ii) securitization vehicles sponsored or administered by Pagaya or one of its affiliates and (iii) other similar vehicles (“Financing Vehicles”).

Pagaya Technologies Ltd. was founded in 2016 and is organized under the laws of the State of Israel. Pagaya has its primary offices in Israel and the United States.

Reduction in Workforce

During the first quarter of 2023, the Company announced a reduction in workforce by approximately twenty percent of employees across our Israel and U.S. offices, as compared to its headcount as of December 31, 2022. As of December 31, 2023, all actions associated with the reduction in workforce were completed. Total severance and other associated costs totaled $3.8 million, included within operating expenses on the consolidated statements of operations, for the year ended December 31, 2023.

Reverse Share Split

Share amounts have been retrospectively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024. See Note 20 for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”) if any.

All intercompany accounts and transactions have been eliminated.

Variable Interest Entities

A VIE is a legal entity that has a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. The Company’s variable interest arises from contractual ownership or other monetary interests in the entity, which may change with fluctuations in the fair value of the VIE’s net assets. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and an obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The Company assesses whether or not it is the primary beneficiary of a VIE at initial involvement and on an ongoing basis. Refer to Note 8 for additional information.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions made in the accompanying consolidated financial statements, which Management believes are critical in understanding and evaluating the Company’s reported financial results include, but are not limited to revenue recognition, the valuation of certain financial instruments, allowance for credit losses, consolidation of VIE, and deferred tax assets and valuation allowance. The Company bases its estimates or assumptions on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Segment Reporting

Excluding Darwin Homes, Inc. (“Darwin”) (see Note 3) which was determined to be an immaterial reportable segment, the Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

Foreign Currency

The functional and reporting currency of the Company is the U.S. Dollar as it is the currency of the primary economic environment in which Pagaya’s operations are conducted. The monetary assets and liabilities denominated in currencies other than the U.S. Dollar are accordingly remeasured into U.S. Dollars at exchange rates in effect at the end of each period in accordance with Statement of the Accounting Standard Codification (“ASC”) No. 830 “Foreign Currency Matters” (“ASC No. 830”). All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the Statements of Operations within Other income (expenses), net, as appropriate.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions or highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are stated at carrying value, which approximates fair value.

Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for lease facilities; and (ii) funds held in accounts as collateral for certain guarantees that the Company provide within the ordinary course of business, including certain securitization transactions. The Company has no ability to draw on such funds as long as the funds remain restricted under the applicable agreements.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flow (in thousands):

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$186,478	$309,793
Restricted cash	16,874	22,539
Restricted cash, non-current	19,189	4,744
Cash, cash equivalents and restricted cash	$222,541	$337,076

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, restricted cash and fees receivable. Cash and cash equivalents are principally maintained with major financial institutions, which management assesses to be of high credit quality. The Company has not experienced any losses on these deposits.

The Company’s fees receivable balances are predominantly with agreements with customers, and these are subject to normal credit risks which management believes to be not significant.

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. One related parties individually represented greater than 10% of total revenue and collectively totaled approximately

11% for year ended December 31, 2023. Three related parties individually represented greater than 10% of total revenue and collectively totaled approximately 42% for the year ended December 31, 2022. During the year ended December 31, 2021, two related parties individually represented greater than 10% of total revenue and collectively totaled approximately 42%.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon models that use, as inputs, observable market-based parameters to the greatest extent possible.

Additionally, ASC 820 established a fair value hierarchy to categorize the use of inputs into the following three levels:

Level 1—Quoted prices, unadjusted, for identical assets or liabilities in active markets.

Level 2—Pricing inputs are other than quoted prices in active markets and include 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, and 3) or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3—Pricing inputs are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

Management believes that the carrying amount of cash, cash equivalents and restricted cash, fees receivable, accounts payables, and accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

Investments in Loans and Securities

A wholly-owned subsidiary (“Sponsor”) previously sponsors securitization transactions (the “Securitizations”), each through a separate trust structure with an asset portfolio consisting of unsecured consumer loans, auto loans or real estate assets. Each Securitization’s asset portfolio was structured by the Sponsor, which is also the administrator of each Securitization. The Sponsor, directly and indirectly through affiliates, retained at least 5% of the economic risk in the Securitizations to comply with risk retention required by Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by Securities and Exchange Commission.

Investments in Loans and Securities Available for Sale

Investments in loans and securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments will be classified as available for sale (“AFS”). These investments are carried at fair value determined using public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. On January 1, 2023, the Company transferred all of its investment securities classified as held-to-maturity to available for sale.

These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other income (expenses), net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, the Company (1) reverses any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and (2) writes-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other income (expenses), net. See Note 7 for additional information.

Impaired loans and investments are classified as non-accrual status. Non-accrual loans and investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Loans Held for Investment

Certain loans are classified as held for investment. Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, premiums or discounts on purchased loans and charge-offs. The Company’s intent and ability to designate loans as held for investment in the future may change based on changes in business strategies, the economic environment, and market conditions. As of December 31, 2022, the Company held $13.8 million of loans held for investment, all of which were transferred to available for sale on January 1, 2023. As of December 31, 2023, the Company did not have any loans classified as held for investment.

Equity Method and Other Investments

The Company uses the equity method of accounting for investments in entities that the Company does not control but has the ability to exercise significant influence over the financial and operating policies of the investee. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as investment income or loss on the consolidated statements of operations. Distributions received from the investment reduce the Company’s carrying value of the investee.

The Company elected to account for its equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. The investments are reviewed periodically to determine if their respective values have appreciated or have been impaired, and adjustments are recorded as necessary. During the year ended December 31, 2023, 2022 and 2021, the Company recorded an income in amount of $0.5 million, $5.8 million and a loss of $0.2 million, respectively, related to revaluation of its investments in privately held companies. See Note 7 for additional information.

Property and Equipment, Net

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives by asset category are as follows:

Computer and software	3 to 7 years
Equipment	3 to 7 years
Internal-Use Software	2 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Maintenance and repairs that do not enhance or extend the asset’s useful life are expensed as incurred. Major replacements, improvements and additions are capitalized. Upon the sale or retirement of property and equipment, the cost and the related accumulated depreciation or amortization are removed from the consolidated financial statements, with any resulting gain or loss included in the consolidated statements of operations.

Property and equipment is tested for impairment when there is an indication that the carrying value of an asset group may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying values. When an asset is determined not to be recoverable, the impairment is measured based on the excess, if any, of the carrying value of the asset over its respective fair value and recorded in the period the determination is made.

Internal-Use Software

Internally developed software is capitalized upon completion of the preliminary project stage, when it becomes probable that the project will be completed, and the software will be used as intended. Capitalized costs primarily consist of salaries and payroll related costs for employees directly involved in development efforts. Costs related to the preliminary project stage and activities occurring after the implementation of the software are expensed as incurred. Costs incurred for software upgrades are capitalized if they result in additional functionalities or substantial enhancements. Capitalized internal-use software is included in property and equipment, net, in the consolidated balance sheets, and amortization expense is included in technology, data and product development expenses in the consolidated statements of operations. The Company reviews on a regular basis list of projects that are in process and if the project is to be abandoned or discontinued the capitalized costs associated with that project are expensed immediately. In 2023 and 2022, the Company recorded impairment of capitalized software in the amount of $2.5 million and $3.2 million, respectively. In 2021, no impairment charge was recognized.

Goodwill and Intangible Assets

Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. Goodwill is tested for impairment at the reporting unit level annually or whenever indicators of impairment exist. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. The Company may assess goodwill for impairment initially using a qualitative approach, referred to as “step zero”, to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may alternatively elect to initially perform a quantitative assessment and bypass the qualitative assessment. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. Therefore, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. The Company’s annual impairment testing date is October 1.

Definite-lived intangible assets are amortized on a straight-line basis over their useful lives. The Company's long-lived assets and identifiable intangibles that are subject to amortization are reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include any significant changes in the manner of the Company's use of the assets and significant negative industry or economic trends. Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over fair value.

See Note 3 for further discussion of goodwill and intangible assets, including those recognized in connection with recent business combinations.

Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash other income or expense in the accompanying consolidated statements of operations.

Revenue Recognition

The Company’s revenue consists of two components: revenue from fees and revenue from other income, which is comprised of interest income and investment income.
The amount of revenue from fees recognized reflects the consideration that the Company expects to receive in exchange for services provided. The Company applied the following five steps:
1. Identification of the contract with the customer:
The Company determines a contract with a customer exists when each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, a conclusion has been reached that the customer has the ability and intent to pay, and the contract has commercial substance.
2. Identification of the performance obligations in the contract:
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct and separately identifiable, whereby the customer can benefit from the services.
3. Determination of the transaction price:
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Payment terms and conditions vary by contract.
4. Allocation of the transaction price to the performance obligations in the contract:
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation.
5. Recognition of revenue when, or as, a performance obligation is satisfied:
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised delivery of service to the customer.
See Note 4 for additional information.

Interest Income

Interest income is recognized based on projected cashflow according to the ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company accrues interest income on investments based on the effective interest rate of the investments and recorded as interest income as earned. Interest income also includes accrued interest earned on outstanding investments in loans and securities. Loans and securities with an allowance for credit losses that have reached a delinquency of over 90 days are classified as non-accrual status. The Company records an allowance for credit losses on accrued interest receivable. Non-accrual loans and investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. As of December 31, 2023 and 2022, the Company has recorded $12.5 million and $17.5 million of accrued interest income in fees and other receivables on the consolidated balance sheets, respectively. Interest income earned from cash and cash equivalents is recorded on an accrual basis to the extent such interest is earned and expected to be collected.

Production Costs

Production costs are primarily comprised of (i) fees the Company incurs to Partners when network volume is acquired by Financing Vehicles as the Partners are responsible for marketing and customer interaction, facilitating the flow of additional application flow, and (ii) expenses the Company incurs to renovate single-family rental properties.

Technology, Data and Product Development Costs

Technology, data and product development costs are primarily engineering and product development expenses which primarily consists of payroll and other employee-related expenses, including share-based compensation expenses, for the engineering and product development teams as well the costs of systems and tools used by these teams. These costs, net of amounts capitalized, are recognized in the period incurred. The capitalized internal-use software is amortized on a straight-line method over the estimated useful life in technology, data and product development costs.

Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated statements of financial position as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, including insurance and property tax, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.

Share-Based Compensation

The Company grants options to employees and nonemployees. The Company measures options based on the estimated grant date fair values, which the Company determines using the Black-Scholes option-pricing model. The Company measures the fair value of restricted stock units based on the market value of the underlying shares at the date of grant. The Company records the resulting expense in the consolidated Statements of Operations using the straight-line method over the period of service required to vest in the award, which is generally two to four years. The Company accounts for forfeitures as they occur.

The Company also grants options to restricted shares to certain employees and directors. The Company measures options to restricted shares based on the estimated grant date fair values, which the Company determines using the Monte Carlo simulation model implemented in a risk-neutral valuation framework. The Company records the resulting expense in the consolidated Statements of Operations using the straight-line method over the period of service required to vest in the award, which is generally two to four years. The Company accounts for forfeitures as they occur.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to apply to taxable income when the differences are expected to reverse.

The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets and deferred tax liabilities are presented under non-current assets and liabilities, respectively.

ASC 740, “Income Taxes” (“ASC 740”) states that a tax benefit from an uncertain tax position may be recognized (1) when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent (on a cumulative basis) likely to be realized upon ultimate settlement with the related tax authority.

The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from management’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense (benefit).

Basic and Diluted Net Income (Loss) per Ordinary Share

The Company calculates net income (loss) per share using the two-class method required for participating securities. The two-class method requires income (loss) available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company’s redeemable convertible preferred shares contractually entitle the holders of such shares to participate in distribution but does not contractually require the holders of such shares to participate in the Company’s losses. Accordingly, for the periods where the Company is in a net loss position, the Company does not allocate any net loss attributable to ordinary shareholders to the redeemable convertible preferred shares.

The Company calculates basic net income (loss) per share attributable to ordinary shareholders by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period.

The Company calculates diluted net income (loss) per share attributable to ordinary shareholders by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding after giving consideration to the dilutive effect of the redeemable convertible preferred shares, share options, and preferred shares warrants that are outstanding during the period.

Noncontrolling Interests

The consolidated financial statements included the Company's accounts and the accounts of the Company's consolidated entities. Non-controlling interest positions of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to the Company’s shareholders.

Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income". Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The Company determined that its items of other comprehensive income relate to gains and losses on unrealized gains and losses on available for sale investments.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires an asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance became effective for the Company beginning January 1, 2023. The adoption of the guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the amendments to its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. The guidance will be effective for the Company for the fiscal year beginning January 1, 2024 and interim periods within those fiscal years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.

NOTE 3 - BUSINESS COMBINATIONS

Merger with EJF Acquisition Corp
On June 22, 2022 (the “EJFA Closing Date”), the Company consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, dated September 15, 2021 (the “EJFA Merger Agreement”), by and among the Company, EJF Acquisition Corp., a Cayman Islands exempted company (“EJFA”), and Rigel Merger Sub Inc., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“EJFA Merger Sub”).

On the EJFA Closing Date, the following transactions occurred pursuant to the terms of the EJFA Merger Agreement:

•(i) immediately prior to the effective time (the “Effective Time”) of the EJFA Merger (as defined below), each preferred share, with nominal value New Israeli Shekel 0.01, of Pagaya (each, a “Pagaya Preferred Share”) was converted into ordinary shares, with no par value, of Pagaya (each, a “Pagaya Ordinary Share”) in accordance with Pagaya’s organizational documents (the “Conversion”), (ii) immediately following the Conversion but prior to the Effective Time, Pagaya adopted amended and restated articles of association of Pagaya, (iii) immediately following such adoption but prior to the Effective Time, Pagaya effected a stock split of each Pagaya Ordinary Share and each Pagaya Ordinary Share underlying any outstanding options to acquire Pagaya Ordinary Shares, whether vested or unvested, into such number of Pagaya Ordinary Shares calculated in accordance with the terms of the EJFA Merger Agreement such that each Pagaya Ordinary Share has a value of $120.00 per share after giving effect to such stock split (the “Stock Split”), with the three founders of Pagaya (including any trusts the beneficiary of which is a founder of Pagaya and to the extent that a founder of Pagaya has the right to vote the shares held by such trust) (in their capacity as shareholders of Pagaya, the “Founders”) each receiving Class B ordinary shares of Pagaya, without par value (the “Pagaya Class B Ordinary Shares”), which carry voting rights in the form of ten (10) votes per share of Pagaya, and the other shareholders of Pagaya receiving Class A ordinary shares of Pagaya, without par value (the “Pagaya Class A Ordinary Shares”), which are economically equivalent to the Pagaya Class B Ordinary Shares and carry voting rights in the form of one (1) vote per share of Pagaya, in accordance with Pagaya’s organizational documents (the “Reclassification” and, together with the Conversion and the Stock Split, the “Capital Restructuring”);

•at the Effective Time, EJFA Merger Sub merged with and into EJFA (the “EJFA Merger”), with EJFA continuing as the surviving company after the EJFA Merger (the “Surviving Company”), and, as a result of the EJFA Merger, the Surviving Company became a direct, wholly-owned subsidiary of Pagaya; and

•at the Effective Time, (i) each Class B ordinary share, par value $0.0001 per share, of EJFA (the “EJFA Class B Ordinary Shares”) issued and outstanding immediately prior to the Effective Time other than all shares of EJFA held by EJFA, EJFA Merger Sub or Pagaya or any of its subsidiaries at that time (such shares, the “Excluded Shares”), was no longer outstanding and was converted into the right of the holder thereof to receive one Pagaya Class A Ordinary Share after giving effect to the Capital Restructuring, (ii) each Class A ordinary share, par value $0.0001 per share, of EJFA

(the “EJFA Class A Ordinary Shares”) issued and outstanding immediately prior to the Effective Time other than the Excluded Shares was no longer outstanding and was converted into the right of the holder thereof to receive one Pagaya Class A Ordinary Share after giving effect to the Capital Restructuring, (iii) each issued and outstanding warrant of EJFA sold to the public and to Wilson Boulevard LLC, a Delaware limited liability company, in a private placement in connection with EJFA’s initial public offering (the “EJFA Warrants”) was automatically and irrevocably assumed by Pagaya and converted into a corresponding warrant exercisable for Pagaya Class A Ordinary Shares (“Pagaya Warrants”).

The warrants acquired in the EJFA Merger include (a) redeemable warrants issued by EJFA and sold as part of the units in the EJFA IPO (whether they were purchased in the EJFA IPO or thereafter in the open market), which are exercisable for an aggregate of 798,611 shares of common stock at a purchase price of $138 per share (the “EJFA Public Warrants”) and (b) warrants issued by EJFA to Wilson Boulevard LLC in a private placement simultaneously with the closing of the EJFA IPO, which are exercisable for an aggregate of 430,555 shares of common stock at a purchase price of $138 per share (the “EJFA Private Placement Warrants”). See Note 11 for additional information.

The EJFA Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, Pagaya has been determined to be the accounting acquirer, primarily due to the fact that Pagaya Shareholders will continue to control the post-Closing combined company.

On the EJFA Closing Date, simultaneous with the closing of the EJFA Merger, the Company completed a PIPE financing whereby the Company received $350 million gross proceeds in exchange for 2,916,666 shares of common stock.

Total gross proceeds resulting from the transactions were $350 million, out of which total transaction costs amounted to approximately $57.3 million. The transaction costs allocated to the warrants liabilities in the amount of $1.2 million were recognized as expenses in the Company’s consolidated statement of operations.

In connection with the EJFA Merger, the Company’s board of directors approved a 1:186.9 stock split and a change in par value from NIS 0.01 to no par value. As a result, all shares, options, warrants, exercise price and net loss per share amounts were adjusted retroactively for all periods presented in these consolidated financial statements as if the stock split and change in par value had been in effect as of the date of these consolidated financial statements.

Acquisition of Darwin Homes, Inc.

On January 5, 2023 (“acquisition date”), the Company completed the acquisition of Darwin Homes, Inc. (“Darwin”), a leading real estate investment management platform based in Austin, Texas that offers a comprehensive, tech-enabled solution for acquiring, renovating, and managing single-family rental properties. Darwin is a wholly-owned subsidiary of the Company and the results of Darwin for the period from January 5, 2023 to December 31, 2023 are included in the Company’s results of operations for the year ended December 31, 2023. Pro forma results of operations have not been presented because the effects of the acquisition was not material to the Company's consolidated statements of operations.

The Company acquired 100% of Darwin’s equity through an all-stock transaction with a market value of approximately $18 million as of the acquisition date. In addition to the purchase consideration, the Company also granted approximately $12 million of cash and equity awards to Darwin employees which are recognized as compensation expense over their requisite service periods. Acquisition related costs of $0.1 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations.

Darwin Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. Total assets acquired included identified intangible assets of $5.1 million. The Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, that amounted to $10.9 million. Goodwill generated from this business combination is attributed to synergies between the Company's and Darwin's respective products and services.

An assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Trade name	2	$1,400
Developed technology	2	3,700
Total		$5,100

Identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.
NOTE 4 - REVENUE

Revenue From Fees
Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of that assets that comprise Network Volume. The Company utilizes multiple funding channels to enable the purchase of network assets from Partners, such as asset backed securitizations (“ABS”). Capital markets execution fees are earned from the market pricing of ABS transactions while contract fees are management, performance and similar fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
Revenue is generally recognized on a gross basis in accordance with ASC 606 related to reporting revenue on a gross basis as a principal versus on a net basis as an agent. This is because the Company is primarily responsible for integrating the various services fulfilled by Partners and is ultimately responsible to the Financing Vehicles for the fulfillment of the related services. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records revenue on a net basis.

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $696.0 million, $599.0 million and $387.1 million for the year ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

Real estate fees, which are included in Network AI fees, are earned for the obligations to arrange for the purchase of real estate assets, provide administrative services, arrange for the eventual sale of the assets, and provide pre-and post-purchase services including the right to earn performance fees. All of these fees are recognized over time except for the purchase and sale obligations, which are satisfied at the point in time of the respective transactions. As the Company is a principal for these services, revenues are recorded on a gross basis.

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $76.8 million, $86.4 million and $58.8 million for the year ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes administration fees over the service period for the Financing Vehicles managed or administered by the Company.

Performance fees are earned when certain Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance. As such, there are revenues that result from performance obligations satisfied in the previous year. During the year ended December 31, 2023, $3.6 million worth of fees represent performance obligations satisfied in 2022 that were greater than the original estimate. During the year ended December 31, 2022 and 2021, $3.8 million and $1.2 million, respectively, worth of fees represent performance obligations satisfied in the previous year that were lesser than the original estimate.
Servicing fees for the Financing Vehicles, which primarily involve collecting payments and providing reporting on the loans within the securitization vehicles, are recognized over the service period. These duties have been considered to be agent responsibilities and does not include acting as a loan servicer. Accordingly, servicing fees are recorded on a net basis.
The Company determines its contracts generally to not include a significant financing component since the Company's selling prices are not subjected to billing terms nor is its purpose to receive financing from its customers or to provide customers with financing. In addition, as a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between payment and the transfer of services is expected to be one year or less.
Once revenue is recognized, it is recorded on the balance sheet in fees and other receivables until the payment is received from the customer. The timing of the recognition depends on the type of service as described above.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Services transferred at a point in time	$734,924	$661,646	$420,460
Services transferred over time	37,890	23,768	25,406
Total revenue from fees, net	$772,814	$685,414	$445,866
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2023 or December 31, 2022.

NOTE 5 - BALANCE SHEET COMPONENTS
Property and equipment, net
Property and equipment, net, consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Computer and software	$66,495	$37,517
Equipment	843	765
Leasehold improvements	949	922
Property and equipment, gross	68,287	39,204
Less: accumulated depreciation and amortization	(26,730)	(7,541)
Property and equipment, net	$41,557	$31,663
The Company capitalized $28.1 million, $29.4 million and $4.0 million, of internally developed costs during the year ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and December 31, 2022, internally developed software costs balances, included in property and equipment, net, are $38.9 million and $28.2 million, respectively.
Depreciation and amortization expense was $19.1 million, $6.3 million and $0.8 million for the year ended December 31, 2023, 2022 and 2021, respectively.
During each of the year ended December 31, 2023, 2022 and 2021, the Company wrote off certain internally developed software, and reported $2.5 million, $3.2 million, $0.0 million, respectively, of impairment loss in the statements of operations. No impairment losses related to property and equipment were recorded during the year ended December 31, 2023, 2022 and 2021.

Prepaid and other current assets
Prepaid and other current assets, consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid expenses	$6,715	$7,092
Related party receivables	7,896	18,783
Other current assets	3,423	1,383
Total Prepaid expenses and other current assets	$18,034	$27,258

Accrued expenses and other liabilities
Accrued expenses and other liabilities consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Employee payables	$10,353	$14,482
Other short-term liabilities	18,209	35,014
Total accrued expenses and other liabilities	$28,562	$49,496

NOTE 6 - BORROWINGS

As of December 31, 2023 and December 31, 2022, the Company had secured borrowings with an outstanding balance of $271.7 million and $139.6 million, respectively, as well as a revolving credit facility with an outstanding balance of $90.0 million and $15.0 million, respectively. The Company was in compliance with all covenants as of December 31, 2023.

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in our balance sheet. As of December 31, 2023 and December 31, 2022, the outstanding principal balance under the repurchase agreements was $251.4 million and $124.6 million, respectively, with a weighted average interest rate of approximately thirteen percent and five percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both December 31, 2023 and December 31, 2022.

Receivables Facility

In October 2022, Pagaya Receivables LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders, which provides for a 3-year loan facility (the “Receivables Facility”) in a maximum principal amount of $22 million to finance certain eligible receivables purchased from sponsored securitization transactions. In June 2023, the Company amended the agreement and increased the maximum principal amount by $10 million to $32 million. Borrowings under the Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 2.20%, and the balance is repaid using cash proceeds received from the receivables. As of December 31, 2023 and December 31, 2022, the outstanding principal balance under the Receivables Facility was $20.3 million and $15.0 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet.

Revolving Credit Facility
In September 2022, the Company entered into a Senior Secured Revolving Credit Agreement (the “SVB Credit Agreement”) with certain lenders. The SVB Credit Agreement provided for a 3-year senior secured revolving credit facility (the “SVB Revolving Credit Facility”) in an initial principal amount of $167.5 million, which included a sub-limit for letters of credit in an initial aggregate principal amount of $50.0 million, of which up to the U.S. dollar equivalent of $20.0 million could be issued in new Israeli shekels.

Proceeds of borrowings under the SVB Revolving Credit Facility were meant to be used to finance the Company’s ongoing working capital needs, permitted acquisitions or for general corporate purposes of the Company and its subsidiaries.

Borrowings under the SVB Revolving Credit Facility bore interest at a rate per annum equal to either (i) a base rate (determined based on the prime rate and subject to a 1.00% floor) plus a margin of 1.75% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 2.75%. A commitment fee accrues on any unused portion of the commitments under the SVB Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The Company could voluntarily prepay borrowings under the SVB Revolving Credit Facility at any time and from time to time without premium or penalty, subject only to the payment of customary breakage costs. No amortization payments were required to be made in respect of borrowings under the SVB Revolving Credit Facility.

As of December 31, 2023, the Company had $90.0 million drawn, letters of credit issued in the amount of $10.05 million, and $67.45 million of remaining borrowing capacity available under the Revolving Credit Facility. As of December 31, 2022, the outstanding principal balance under the Revolving Credit Facility was $15.0 million. The borrowing under the Revolving Credit Facility was fully repaid upon the closing of new credit agreement that the Company entered into in February 2024. See Note 20 for additional information.

NOTE 7 - INVESTMENTS IN LOANS AND SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investments in loans and securities as of December 31, 2023 and 2022 were as follows (in thousands). As provided in Note 8, a portion of these investments in loans and securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of December 31, 2023
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$91,654	$629	$(1,858)	$—	$90,425
Securitization certificates	715,646	18,684	(11,578)	(98,679)	624,073
Other loans and receivables	4,574	—	—	(2,279)	2,295
Total	$811,874	$19,313	$(13,436)	$(100,958)	$716,793
(1) Excludes accrued interest receivable of $12.5 million included in Fees and other receivables.

	As of December 31, 2022
Investments in loans and securities, held-to-maturity(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$147,574	$132	$(6,309)	$—	$141,397
Securitization certificates	302,636	23,592	(954)	—	325,274
Other loans and receivables	13,766	—	—	—	13,766
Total	$463,976	$23,724	$(7,263)	$—	$480,437
(1) Excludes accrued interest receivable of $17.5 million included in Fees and other receivables.

The following tables set forth the fair value and gross unrealized losses on investments in loans and securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$59,925	$(1,858)	$—	$—	$59,925	$(1,858)
Securitization certificates	15,799	(1,988)	—	—	15,799	(1,988)
Other loans and receivables	—	—	—	—	—	—
Total	$75,724	$(3,846)	$—	$—	$75,724	$(3,846)

	As of December 31, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, held-to-maturity:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$111,552	$(6,309)	$—	$—	$111,552	$(6,309)
Securitization certificates	8,406	(954)	—	—	8,406	(954)
Other loans and receivables	—	—	—	—	—	—
Total	$119,958	$(7,263)	$—	$—	$119,958	$(7,263)

The following table sets forth the amortized cost and fair value of investments in loans and securities by contractual maturities, as of the date indicated (in thousands):

	As of December 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,405	$2,387	$89,249	$88,038	$91,654	$90,425
Securitization certificates	103	103	715,543	623,970	715,646	624,073
Other loans and receivables	—	—	4,574	2,295	4,574	2,295
Total (1)	$2,508	$2,490	$809,366	$714,303	$811,874	$716,793

	As of December 31, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, held-to-maturity:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$1,007	$1,007	$146,567	$140,390	$147,574	$141,397
Securitization certificates	—	—	302,636	325,274	302,636	325,274
Other loans and receivables	—	—	13,766	13,766	13,766	13,766
Total (1)	$1,007	$1,007	$462,969	$479,430	$463,976	$480,437

(1) Based on contractual maturities of corresponding repurchase agreements. See Note 6 for additional information.

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Investments in loans and securities, available for sale:
Proceeds from sales/maturities/prepayments	$172,061	$—
Write-offs charged against the allowance	33,552	—
Additions to allowance for credit losses not previously recorded	(134,510)	—
Investments in loans and securities, held-to-maturity:
Proceeds from sales/maturities/prepayments	—	112,897

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Year Ended December 31, 2023
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$—	$—	$—
Additions to allowance for credit losses not previously recorded	—	(131,110)	(3,400)	(134,510)
Write-offs charged against the allowance	—	32,431	1,121	33,552
Balance, end of period	$—	$(98,679)	$(2,279)	$(100,958)

During the year ended December 31, 2022, the Company recorded impairment loss of $33.7 million within other income (loss), net in the consolidated statements of operations. There was no activity of the allowance for credit losses during the year ended December 31, 2022.

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated statements of financial position as of December 31, 2023 and December 31, 2022 (in thousands):

	Carrying Value
	December 31, 2023	December 31, 2022
Investments in Pagaya SmartResi F1 Fund, LP (1)	$17,357	$16,810
Other (2)	9,026	9,084
Total	$26,383	$25,894

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income from these investments is included in Investment income in the consolidated statements of operations.

NOTE 8 - CONSOLIDATION AND VARIABLE INTEREST ENTITIES
The Company has variable interests in securitization vehicles that it sponsors. The Company consolidates VIEs when it is deemed to be the primary beneficiary. In order to be primary beneficiary, the Company must have a controlling financial interest in the VIE. This is determined by evaluating if the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant.
Consolidated VIEs

As of December 31, 2023 and December 31, 2022, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of December 31, 2023	$132,660	$—	$132,660
As of December 31, 2022	$264,854	$—	$264,854
Unconsolidated VIEs
The Company determined that it is not the primary beneficiary of the trusts which hold the loans and issue securities associated with the securitization transactions the Company sponsors. The Company does not have the power to direct or control the activities which most significantly affect the performance of the trusts, which was determined to be servicing loans.
The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote, such as where the value of securitization notes and senior and residual certificates the Company holds as part of the risk retention requirement declines to zero.
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of December 31, 2023	$591,030	$591,030	$8,363,402
As of December 31, 2022	$200,694	$200,694	$3,911,589

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases can occur at the Company’s discretion. For the year ended December 31, 2023, the Company did not purchase assets loans from the Financing Vehicles. For the year ended December 31, 2022 and 2021, the Company purchased approximately $29.6 million and $24.0 million of loan principal from the Financing Vehicles, respectively, and included a loss of approximately $22.9 million and $8.5 million, respectively, in general and administrative expenses with respect to these loans.

NOTE 9 - EMPLOYEE BENEFITS
Severance pay — Under Israeli employment laws, Israeli employees of the Company are included under Section 14 of the Severance Pay Law, 5723-1963 (“Section 14”). According to Section 14, these employees are entitled to monthly payments made by the Company on their behalf with insurance companies. For the year ended December 31, 2023 and 2022, the Company incurred severance related expenses of $3.1 million and $1.0 million, respectively. The amount of severance related expenses was immaterial for the year ended December 31, 2021.
Payments in accordance with Section 14 release the Company from any future severance payments with respect to those employees. The obligation to make the monthly deposits at a rate of 8.33% of their monthly salary is expensed as incurred. In addition, the aforementioned deposits are not recorded as an asset in the consolidated balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments.

NOTE 10 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York, Israel and several other locations. The Company entered into sublease agreements for certain leased office space, and the amount of sublease income for the year ended December 31, 2023, 2022 and 2021 was $4.1 million, $2.0 million, $0.0 million, respectively.

The security deposits for the leases are $4.8 million and $4.2 million as of December 31, 2023 and December 31, 2022, respectively, which have been recognized as restricted cash, non-current in the consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Rent expense	$13,016	$11,946
Variable lease payments	$280	$429
Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	7.4	8.2
Weighted-average discount rate	6.1%	5.7%

	Year Ended December 31,
	2023	2022
Operating lease right-of-use assets recognized in exchange for new operating lease obligations (1)	$(1,839)	$68,819

(1) During the year ended December 31, 2023, $1.8 million of operating lease right-of-use assets and corresponding lease liability were derecognized as a result of early termination.

Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$9,767
2025	8,735
2026	8,735
2027	7,571
2028	6,688
Thereafter	21,482
Total	62,978
Less: imputed interest	(12,107)
Total operating lease liabilities	$50,871

NOTE 11 - WARRANT LIABILITY

On June 22, 2022, in connection with the Merger, the Company assumed 798,611 Public Warrants and 430,555 Private Placement Warrants, all of which were outstanding as of both December 31, 2023 and December 31, 2022.

Public Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on July 22, 2022. The Public Warrants will expire on June 22, 2027 or upon liquidation.

The Company will not be obligated to deliver any Class A ordinary shares, no par value (“Class A Ordinary Shares”), of the Company pursuant to the exercise of a public warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No public warrant will be exercisable, and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a public warrant unless the Class A Ordinary Share, issuable upon such warrant exercise, has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the public warrants.

Redemption of Public Warrants for Cash

The Company may redeem the outstanding warrants:
•if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $216.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders;
•in whole and not in part;
•at a price of $0.12 per warrant; and
•upon not less than 30 days’ prior written notice of redemption to each warrant holder.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Public Warrants when the per share price of Class A Ordinary Shares equals or exceeds $120.00

The Company may redeem the outstanding warrants:
•if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $120.00 per share (subject to adjustment in compliance with the terms of the warrant agreement governing the warrants (“Warrant Agreement”)) for any 20 trading days within a 30 trading-day period ending on, and including, the third trading day prior to the date on which we send the notice of redemption to the warrant holders;
•in whole and not in part; and
•for cash at a price of at $0.12 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table included in the Warrant Agreement, based on the redemption date and the “fair market value” of the Class A Ordinary Shares as described in the Warrant Agreement.

If the Company calls the Public Warrants for redemption as described above under “—Redemption of Public Warrants for Cash,” management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement. The exercise price and number of Class A Ordinary Shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger, or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A Ordinary Shares at a price below its exercise price. Additionally, in no event will the Company be required to net-cash settle the warrants.

Private Placement Warrants — Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are exercisable for cash or cashless, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

These warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the consolidated statements of financial position. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings — From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the consolidated statements of financial position and these matters are immaterial.

Contractual Obligations and Commitments — During the year ended December 31, 2023, the Company entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of December 31, 2023, the total remaining contractual obligations are approximately $8.5 million, of which $4.9 million is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2023, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of December 31, 2023, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $26.0 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the consolidated balance sheet.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders (commonly referred to as related parties). The Company has transactions with the securitization vehicles and other Financing Vehicles which are also related parties.

As of December 31, 2023, the total fee receivables from related parties are $84.8 million, which consist of $78.4 million from securitization vehicles and $6.3 million from other Financing Vehicles. As of December 31, 2022, the total fee receivables from related parties are $87.8 million, which consists of $83.1 million from securitization vehicles and $4.7 million from other Financing Vehicles.

As of December 31, 2023 and 2022, prepaid expenses and other assets include amounts due from related parties of $7.9 million and $18.8 million, respectively, all of which were attributable to Financing Vehicles. For the year ended December 31, 2023, the Company did not purchase assets loans from the Financing Vehicles. During the year ended December 31, 2022 and 2021, the Company purchased approximately $29.6 million and $24.0 million of loan principal from Financing Vehicles, respectively.

For the year ended December 31, 2023, the total revenue from related parties is $622.3 million, which consists of $569.8 million from securitization vehicles and $52.4 million from other Financing Vehicles. For the year ended December 31, 2022, the total revenue from related parties is $653.5 million, which consists of $492.1 million from securitization vehicles and $161.4 million from other Financing Vehicles. For the year ended December 31, 2021, the total revenue from related parties is $445.9 million, which consists of $362.7 million from securitization vehicles and $83.2 million from other Financing Vehicles.

Series A Preferred Shares Purchase Agreement

On April 14, 2023, the Company entered into a Preferred Shares Purchase Agreement (the “Purchase Agreement”) with Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P (together, the “Investor”) to purchase 5,000,000 shares of Series A Convertible Preferred Shares of the Company, no par value (the “Preferred Shares”), for an aggregate purchase price of $75 million. On May 25, 2023, the Company closed the transaction.

The Investor is affiliated with Oak HC/FT Partners II, L.P. (“Oak”), an entity that held approximately 12% of the Class A Ordinary Shares, and approximately 3% of the voting power of the Company as of the date of the Purchase Agreement. Mr. Dan Petrozzo, a member of the Pagaya Board and the Audit Committee of the Pagaya Board, is a partner at Oak.

NOTE 14 - FAIR VALUE MEASUREMENT

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon models that use, as inputs, observable market-based parameters to the greatest extent possible.

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$90,425	$—	$90,425
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	626,368	626,368
Liabilities:
Warrant liability	$2,106	$1,136	$—	$3,242

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$909	$490	$—	$1,400

There were no transfers between levels during the periods ended December 31, 2023 and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1 and 2)

The Company used the value of the Public Warrants (Level 1) as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following tables summarize the Warrant liability activity for the year ended December 31, 2023, 2022 and 2021 (in thousands):

Balance as of December 31, 2020	$2,471
Exercise of Series B warrants	(22,012)
Exercise of Series D warrants	(6,009)
Change in fair value	53,019
Balance as of December 31, 2021	$27,469
Assumed warrants in connection with the Merger(1)	5,594
Change in fair value	(11,088)
Reclassification(2)	(20,575)
Balance as of December 31, 2022	$1,400
Change in fair value	1,842
Balance as of December 31, 2023	$3,242
(1) See Note 3 for additional information.
(2) In connection with the EJFA Merger, the liability-classified warrants were reclassified to equity-classified warrants.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities Available for Sale (Level 3)

As of December 31, 2023, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Declines in fair value due to credit are reflected in other income (expenses), net on the consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Balance as of December 31, 2022	$—
Transfer from held-to-maturity to available for sale at fair value	480,437
Additions	566,173
Cash received	(172,061)
In-kind distributions	(14,785)
Change in fair value	(8,461)
Credit-related impairment loss	(134,510)
Balance as of December 31, 2023	$716,793

Significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of December 31, 2023:

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	8.0%	15.0%	15.0%
Loss rate	4.9%	31.0%	15.7%
Prepayment rate	4.0%	40.0%	9.9%

Financial Assets and Liabilities Not Recorded at Fair Value
The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$222,541	$222,541	$—	$—	$222,541
Fees and other receivables	113,707	—	113,707	—	113,707
Total assets	$336,248	$222,541	$113,707	$—	$336,248

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$337,076	$337,076	$—	$—	$337,076
Investments in loans and securities, held-to-maturity	463,976	—	—	480,437	480,437
Fees and other receivables	97,993	—	97,993	—	97,993
Total assets	$899,045	$337,076	$97,993	$480,437	$915,506

NOTE 15 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of December 31, 2023, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of December 31, 2023, the Company had 5,000,000 Preferred Shares outstanding, 49,390,936 Class A Ordinary Shares outstanding and 12,652,310 Class B Ordinary Shares outstanding.

The rights of the holders of each class of Ordinary Shares are identical, except with respect to voting. Each share of Class A Ordinary Share is entitled to one vote per share. Each share of Class B Ordinary Share is entitled to 10 votes per share. Shares of Class B Ordinary Share may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A Ordinary Share.

Reverse Share Split

Upon the approvals granted at the special general meeting of shareholders held on February 15, 2024, the Board has determined to implement a reverse share split of all of the Company’s ordinary and preferred shares, without par value, at a ratio of 1-for-12 with effective date of March 8, 2024. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse share split.

As of December 31, 2023 and 2022, the Company had reserved ordinary shares for future issuance as follows:

	December 31, 2023	December 31, 2022
Share options	4,250,988	6,379,785
Options to restricted shares	20,046,080	20,217,940
RSUs	3,034,203	479,497
Ordinary share warrants	2,076,014	1,955,725
Redeemable convertible preferred shares	5,000,000	—
Shares available for future grant of equity awards	5,231,186	8,975,028
Total shares of ordinary share reserved	39,638,471	38,007,975

Ordinary Share Warrants

The Company has accounted for the ordinary share warrants as equity-classified warrants as they met the requirements for equity classification under ASC 815, including whether the ordinary share warrants are indexed to the Company’s own ordinary shares.

As of December 31, 2023, there were 433,946 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,901 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants and Private Placement Warrants) with an exercise price of $138 per share.

Ordinary Shares Purchase Agreement

On August 17, 2022, the Company entered into an ordinary shares purchase agreement (the “Equity Financing Purchase Agreement”) and a registration rights agreement (the “Equity Financing Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Pursuant to the Equity Financing Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital II, up to $300,000,000 of newly issued shares of the Company’s Class A Ordinary Shares from time to time during the 24-month term of the Equity Financing Purchase Agreement, subject to certain limitations and conditions set forth in the Equity Financing Purchase Agreement. Sales of Class A Ordinary Shares pursuant to the Equity Financing Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Equity Financing Purchase Agreement.

The per share purchase price for the shares of Class A Ordinary Shares that the Company elects to sell to B. Riley Principal Capital II in a Purchase pursuant to the Equity Financing Purchase Agreement, if any, will be determined by reference to the volume weighted average price of the Company’s Class A Ordinary Shares as defined within the Equity Financing Purchase Agreement, less a fixed 3% discount. The Company cannot issue to B. Riley Principal Capital II more than 3,344,967 shares of Class A Ordinary Shares, which number of shares is approximately 9% of outstanding Class A Ordinary Shares immediately prior to the execution of the Equity Financing Purchase Agreement.

The net proceeds under the Equity Financing Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to B. Riley Principal Capital II.

As consideration for B. Riley Principal Capital II’s commitment to purchase shares of Class A Ordinary Shares at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Financing Purchase Agreement, upon execution of the Equity Financing Purchase Agreement, the Company issued 3,878 shares of Class A Ordinary Shares to B. Riley Principal Capital II. Expense of $1 million related to these shares was recognized within other income (loss), net in the Company’s consolidated statements of operations. During the year ended December 31, 2023, 1,587,157 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $27.2 million, and related fee of $0.7 million was expensed.

Amended Letter Agreement

Pursuant to the Letter Agreement, dated June 1, 2020, the Company agreed to provide Radiance Star Pte. Ltd. (“Radiance”), an affiliate of GIC Private Limited, the right to purchase up to a certain amount of qualified securities in certain offerings by the Company and to provide Radiance with notice of any fund offerings or securitization offerings. On March 19, 2023, the Company and Radiance agreed to extend the term of the Letter Agreement by three years (the “Amended Letter Agreement”) to June 1, 2028 on the same terms and amount, including the issuance of 220,000 warrants to purchase Class A Ordinary shares at an exercise price of $0.12 that vest annually beginning from June 1, 2025 if certain investment thresholds by Radiance are met. There were no other material changes to the existing terms of the Letter Agreement.

Redeemable Convertible Preferred Shares

In May 2023, the Company issued 5,000,000 Preferred Shares at $15.00 per share (the “Original Issue Price”) to Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P for gross total proceeds of $75 million. For accounting purposes, upon issuance of the Preferred Share, the Company recorded $74.25 million ($75 million net of direct offering costs of $0.75 million) as mezzanine equity (temporary equity) on the consolidated balance sheets because it is contingently redeemable outside of the control of the Company.

The terms and preferences of the preferred shares are summarized as follows:

Conversion Features

Each one Preferred Share shall be convertible into one Class A Ordinary Share at the option of the holder thereof, at any time.

At any time on or after the sixth anniversary of the issuance of the Preferred Shares, if the Preferred Shares have not already been converted, if and only if so elected by the Company, all Preferred Shares that remain outstanding shall automatically convert, with each Preferred Share then outstanding converting into the following number of Class A Ordinary Shares, based on the volume weighted average trading price of the Class A Ordinary Shares for 30 trading days immediately preceding the date of a written notice to the holders of the Preferred Shares of the Company’s election to automatically convert all then outstanding Preferred Shares (“30-Day VWAP Average”):

•if the 30-Day VWAP Average is equal to or greater than two times the Original Issue Price, one Class A Ordinary Share; or

•if the 30-Day VWAP Average is less than two times the Original Issue Price but greater than 25% of the Original Issue Price, a number of Class A Ordinary Shares equal to (a) two times the Original Issue Price divided by (b) the 30-Day VWAP Average.

If, based on the 30-Day VWAP Average, the value of a Preferred Share, on an as-converted basis, represents a return of the Original Issue Price ranging from a multiple of 3.5 to 2.5 of the Original Issue Price (“MOIP”) from the 2nd anniversary of the closing date to the 5th anniversary of the closing date, respectively, the Company shall have the right, but not the obligation, within five trading days thereafter, to notify the holders of the then outstanding Preferred Shares of the Company’s election to automatically convert without any further action by the holder thereof on the tenth trading day following the achievement of the MOIP, each Preferred Share then outstanding into one Class A Ordinary Share.

Liquidation

In the event of a Liquidation Event, the assets or proceeds available for distribution to the shareholders (the “Distributable Assets”) shall be distributed in the following order and preference:

First, the holders of Preferred Shares then outstanding shall be entitled to receive, from the Distributable Assets, prior and in preference to any distribution in respect of the Ordinary Shares, an amount for each Preferred Share held by them (the “Preference Amount”) equal to the greatest of

•(i) the sum of the Original Issue Price of such share plus an amount equal to 3.0% of the Original Issue Price for each full semi-annual period for which such Preferred Share has been outstanding (without compounding);
•(ii) the amount such holder would actually receive for each Preferred Share if such Preferred Share had been converted into Ordinary Shares immediately prior to such Liquidation Event; or
•(iii) two times the Original Issue Price.

Second, after payment in full of the Preference Amount in respect of all Preferred Shares then outstanding, the remaining Distributable Assets, if any, shall be distributed on a pro-rata basis among the holders of Pagaya Ordinary Shares.

In the event that the Distributable Assets are insufficient to pay in full the Preference Amount in respect of each Preferred Share then outstanding, then all of such Distributable Assets shall be distributed on a pari passu basis among the holders of the Preferred Shares in proportion to the respective full Preference Amount otherwise payable to such holders.

Dividends

Preferred Shares, Class A Ordinary Shares and Class B Ordinary Shares shall be treated equally and ratably, on a per share basis with respect to any dividend or distribution paid or distributed by the Company. As of December 31, 2023, the Company has not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

Voting

Each holder of Preferred Shares shall have one vote for each Ordinary Share into which the Preferred Shares held by such holder could be converted, as of the applicable record date set for the vote on any matter, whether the vote thereon is conducted by a show of hands, by written ballot or by any other means.

Redemption

Preferred Shares are not redeemable at the election of the holder, except that in the event of a change in control resulting from the sale or transfer of the Company’s securities, which qualifies as a Liquidation Event.

The Company classifies its Preferred Shares as temporary equity because they may become redeemable due to certain change in control events that are outside the Company’s control, including a merger, acquisition, or sale of assets of the Company. The Company has not adjusted the carrying values of the Preferred Shares to its redemption value because redemption was not probable as of the balance sheet dates presented. The Company will adjust the carrying value of the Preferred Shares to its redemption value if redemption becomes probable in the future.

NOTE 16 - SHARE BASED COMPENSATION

Share Options—Granted share options expire at the earlier of termination of employment or ten years from the date of grant. Share options generally vest over four years of the employment commencement date or with 25% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the next three years. Any options, which are forfeited or not exercised before expiration, become available for future grants.
The following table summarized the Company’s share option activity during the year ended December 31, 2023, 2022, and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2020	3,827,222	$0.8	9.1	$2,905
Granted	4,208,660	13.1
Exercised	(329,054)	1.1
Forfeited	(434,923)	6.2
Balance, December 31, 2021	7,271,905	$7.4	8.9	$184,841
Granted	1,403,211	27.2
Exercised	(1,393,798)	1.1
Forfeited	(901,533)	18.0
Balance, December 31, 2022	6,379,785	$11.6	8.3	$19,895
Granted	—	—
Exercised	(914,908)	4.6
Forfeited	(1,213,889)	25.6
Balance, December 31, 2023	4,250,988	$7.2	7.2	$43,940
Vested and exercisable, December 31, 2023	2,984,461	$4.9	7.1	$37,770

There was no grant of share options during the year ended December 31, 2023. The weighted-average grant date fair value of employee options granted for the year ended December 31, 2022 and 2021 was $6.75 and $1.09, respectively. The aggregate intrinsic value of options exercised was approximately $10.9 million, $19.2 million and $0.3 million for the year ended December 31, 2023, 2022 and 2021, respectively. The total fair value of share options vested for the year ended December 31, 2023, 2022 and 2021, was $62.4 million, $36.0 million and $0.6 million, respectively.

Share-based compensation expense is based on the grant-date fair value on a straight-line basis for graded awards with only service conditions, which is generally the option vesting term of four years. The fair value of each option on the date of grant is determined using the Black Scholes-Merton (BSM) option pricing model using the single-option award approach with the assumptions set forth in the table below.

Fair Value of Ordinary Shares—Prior to the Company’s public listing, the absence of an active market for the Company’s ordinary shares required the Company’s board of directors to determine the fair value of its ordinary shares for purposes of granting share options. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s ordinary share. After the IPO, the fair value of each ordinary share was based on the closing price of the Company’s publicly traded ordinary shares as reported on the date of the grant.

Expected Volatility—Prior to the Company’s public listing, volatility is based on historical volatility rates obtained from certain public companies that operate in the same or related business as the Company since there was no market or historical data for Company’s ordinary share. After the IPO, volatility is based on volatility of Company’s publicly traded ordinary shares.

Risk-Free Interest Rate—The risk-free interest rate is determined using a U.S. Treasury zero-coupon bonds for the period that coincides with the expected term set forth.

Expected Term— The expected term of share options represents the weighted average period the share options are expected to be outstanding. For option grants that are considered to be “plain vanilla”, the Company has opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options.

Expected Dividend Yield—The dividend yield is based on the Company’s historical and future expectation of dividends payouts. Historically, the Company has not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.
The assumptions used to estimate the fair value of share options granted for the year ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Expected volatility	—	46.91% - 529.23%	41.12% - 48.71%
Expected term (in years)	—	5.00 - 6.19	5.00 - 6.27
Risk free interest	—	1.68% - 3.65%	0.60% - 1.39%
Dividend yield	—	0.00	0.00

At December 31, 2023, unrecognized compensation expense related to unvested share options was approximately $53.1 million, which is expected to be recognized over a remaining weighted-average period of 1.38 years.

Restricted Stock Units (RSUs)—RSUs generally vest over two years of the employment commencement date with 50% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the remaining twelve months. RSUs granted are forfeited at termination of employment. Any RSUs, which are forfeited or not exercised before expiration, become available for future grants.

The following table summarized the Company’s RSU activity during the year ended December 31, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—
Granted	494,698	64.1
Vested	(10,867)	93.7
Forfeited	(4,333)	71.9
Unvested at December 31, 2022	479,498	$63.3
Granted	4,497,281	13.0
Vested	(1,189,136)	18.8
Forfeited	(753,440)	25.7
Unvested at December 31, 2023	3,034,203	$15.6

In connection with RSUs that vested during the year ended December 31, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 60,415 shares of common stock during the year. In addition, the Company deferred a settlement of 166,666 vested RSUs that were granted in connection with the Darwin acquisition. In addition, 624 of RSUs that were vested in 2022 were released during the year ended December 31, 2023. Accordingly, 962,679 shares were delivered during the year ended December 31, 2023.

At December 31, 2023, unrecognized compensation expense related to RSUs was approximately $38.7 million, which is expected to be recognized over a remaining weighted-average period of 1.48 years.

Options to Restricted Shares

In March 2021, the Company granted 18.7 million options to purchase restricted shares (the “First Awards”) at an exercise price of approximately $18.95 per share to certain directors and employees. These First Awards will vest upon the earlier of the following vesting conditions to occur of (i) a Transaction (defined as (a) a sale of all or substantially all assets or shares of the Company; or (b) a merger, consolidation, amalgamation or like transaction; or (c) a scheme of arrangement for the purpose of effecting such sale, merger, consolidation, amalgamation or other transaction) and (ii) Public Event (defined as an IPO or a SPAC) (each, a “Qualifying Event”). The Qualifying Event, further, contains additional market-based vesting conditions driven by the total value of the Company. The First Awards do not get accelerated upon any events. Any Awards that do not vest on such date (if such date is triggered by a Qualifying Event) will remain eligible for vesting following a Qualifying Event. However, any Awards that do not vest on or before the earlier to occur of a Transaction and the expiration date (10 years from the grant date) shall be forfeited.

In December 2021, the Company granted 0.4 million options to purchase restricted shares (the “Second Awards”) at an exercise price of approximately $40.59 per share to certain directors. These Second Awards will vest upon the earlier of the following vesting conditions to occur of a Qualifying Event. The Second Awards do not get accelerated upon any events. Any Awards that do not vest on such date (if such date is triggered by a Qualifying Event) will remain eligible for vesting following a Qualifying Event. However, any Awards that do not vest on or before the earlier to occur of a Transaction and the expiration date (10 years from the grant date) shall be forfeited.

In December 2021, the Company granted 0.6 million options to purchase restricted shares (the “Third Awards”) at an exercise price of approximately $37.38 per share to certain employees. These Third Awards will vest upon the following: (i) The Valuation-Based Vesting Condition may be satisfied at any date on or after March 31, 2022 based on the Total Value of the Company on such date (which shall be determined based on an independent third party valuation or, if the Company’s shares are publicly traded, based on the average trading price of a share of the Company over a period of sixty (60) days). Any options or shares received in connection with the exercise of an option that have not satisfied the Valuation-Based Vesting Condition on or prior to the tenth anniversary of the Grant Date (or such shorter period required by applicable law or for tax efficiency purposes) (the "Expiration Date") shall expire or be forfeited without consideration, as applicable, on the Expiration Date, and (ii) The Time-Based Vesting Condition shall be satisfied over a period of four (4) years commencing as of March 31, 2022, such that 25% of the options shall vest and become exercisable on March 31, 2023, 25% shall vest and become exercisable on March 31, 2024, 25% shall vest and become exercisable on March 31, 2025 and the remaining 25% shall vest and become exercisable on March 31, 2026 (rounded to the nearest number at each vesting date).

The following table summarized the Company’s options to restricted shares activity during the year ended December 31, 2023, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2020	—	—	—	$—
Granted	20,430,614	19.92	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance, December 31, 2021	20,430,614	$19.92	9.3	$1,526
Granted	138,818	$25.80
Exercised	—	—
Forfeited	(351,492)	37.68
Balance, December 31, 2022	20,217,940	$19.68	8.2	$—
Granted	—	—
Exercised	(10,332)	15.36
Forfeited	(161,528)	36.12
Balance, December 31, 2023	20,046,080	$19.44	7.2	$—
Vested and exercisable, December 31, 2023	16,484,445	$19.20	7.2	$—

At December 31, 2023, unrecognized compensation expense related to options to restricted shares was approximately $20.7 million, which is expected to be recognized over a remaining weighted-average period of 1.56 years.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Technology, data and product development	$12,375	$81,337	$27,042
Selling and marketing	13,216	58,377	18,458
General and administrative	45,464	101,975	22,285
Total	$71,055	$241,689	$67,785

Share-based compensation for the year ended December 31, 2022 included compensation of $172.2 million related to the vesting of certain performance-based options, which was included in technology, data and product development, sales and marking, and general and administrative expenses. Share-based compensation for the year ended December 31, 2021 included compensation of $56.8 million related to a secondary sale by certain employees to certain investors, which was included in technology, data and product development, sales and marking, and general and administrative expenses.

NOTE 17 - INCOME TAXES

Corporate Income Tax - Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.
Pagaya has received an approval from the Israeli Tax authorities for Preferred Technological Enterprise (“PTE”) status and received approval on November 18, 2021. The approval is effective for the tax years 2020 through 2024. Income from a PTE is subject to 12% tax rate.

Foreign Exchange Regulations in Israel - Under the Foreign Exchange Regulations, the Company calculates its tax liability in U.S. Dollars according to certain orders. The tax liability, as calculated in U.S. Dollars is translated into NIS according to the exchange rate as of December 31st of each year.

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence. The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2023	2022	2021
Domestic (Israel)	$(53,292)	$(225,429)	$(87,045)
Foreign	(127,876)	(50,945)	25,397
Total income (loss) before income taxes	$(181,168)	$(276,374)	$(61,648)

The income tax expense (benefit) consists of (in thousands):

	December 31,
	2023	2022	2021
Current:
Domestic	$593	$(4,063)	$7,067
Foreign	16,601	14,233	4,162
Total current	17,194	10,170	11,229
Deferred:
Domestic	(461)	6,233	(3,359)
Foreign	(1,162)	(3)	5
Total deferred	(1,623)	6,230	(3,354)
Total income tax provision	$15,571	$16,400	$7,875

Effective Tax Rate

A reconciliation of the Company’s effective tax rate to the statutory tax rate of the Company is as follows (in thousands):

	December 31,
	2023	2022	2021
Income (loss) before income taxes	$(181,168)	$(276,374)	$(61,648)
Israel statutory income tax rate	23%	23%	23%
Theoretical income taxes at statutory rate	(41,669)	(63,566)	(14,179)
Preferred technological enterprise benefit	5,891	24,859	9,378
Deferred tax assets for which valuation allowance was provided	16,067	36,851	1,194
Permanent differences	7,643	17,792	16,037
Uncertain tax positions	13,500	7,580	26
Prior year taxes	(2,312)	(4,506)	(135)
Subsidiaries taxed at a different tax rate	16,443	(2,524)	(4,559)
Utilization of carry forward losses for which valuation allowance was provided	—	—	(126)
Reduction in valuation allowance	(1,162)	—	—
Other	1,170	(86)	239
Income tax	$15,571	$16,400	$7,875
Effective tax rate	NM*	NM*	NM*
*NM = Not meaningful.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, a valuation allowance was provided reducing the deferred tax assets due to uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2023 and 2022, deferred tax assets presented in the balance sheet are comprised as follows (in thousands):

	December 31,
	2023	2022
Carry forward tax losses	$14,608	$11,080
Research and development cost	5,777	929
Compensations and benefits	27,507	24,032
Operating lease liability	7,111	7,705
Initial public offering costs	1,551	3,933
Provision of loans	13,425	2,276
Capital loss	948	—
Other	794	528
Deferred tax assets before valuation allowance	71,721	50,483
Valuation allowance	61,334	39,678
Deferred tax assets	10,387	10,805

Intangible assets	(687)	—
Right-of-use assets	(7,694)	(8,116)
Capitalized research and development costs	—	(1,537)
Equity method investments	(1,327)	(1,254)
Property and equipment	(666)	(466)
Other	(120)	—
Deferred tax liabilities	(10,494)	(11,373)
Deferred tax assets (liabilities), net	$(107)	$(568)

As of December 31, 2023 the Company has an accumulated tax loss carry forward of approximately $68.8 million in Israel and $27.6 million federal losses in the U.S which can be offset with the limitation as described in Section 382 of the IRS Code due to U.S subsidiary prior change in ownership. These losses do not have an expiration date.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Uncertain tax positions, beginning of the year	$7,770	$190
Increase (decrease) in tax positions for prior years	865	—
Increases related to current year tax positions	13,082	7,593
Revaluation	418	(13)
Uncertain tax positions, end of year	$22,135	$7,770

Tax Assessments

As of December 31, 2023, the Company has final tax assessments in Israel through 2018 and in the U.S. through 2019.

NOTE 18 - NET LOSS PER SHARE

Net income (loss) per share is presented in conformity with the two-class method required for multiple classes of ordinary share and participating securities.

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of share options, restricted stock units and other contingently issuable shares. The dilutive effect of outstanding share options, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method.

The Company has two classes of ordinary share subsequent to the EJFA Merger on June 22, 2022: Class A and Class B. See Note 3 for additional information. The computation of the diluted net income per share of Class A Ordinary Shares assumes the conversion of Class B Ordinary Shares, while the diluted net income per share of Class B Ordinary Shares does not assume the conversion of those shares. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and result in an identical net loss per share for each class under the two-class method.

The Preferred Shares are a participating security, whereby if a dividend is declared to the holders of ordinary shares, the holders of Preferred Shares would participate to the same extent as if they had converted the Preferred Shares to ordinary shares. Net loss is attributed to ordinary shareholders and participating securities based on their participation rights. Net loss attributable to ordinary shareholders is not allocated to the Preferred Shares as the holders of the Preferred Shares do not have a contractual obligation to share in any losses.

The following table sets forth the calculation of basic and diluted net loss per share attributable to ordinary shareholders for the year ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31, 2023
	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(98,505)	$(29,933)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	46,046,607	13,992,286
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.14)	$(2.14)

	Year Ended December 31, 2022
	Class A	Class B
Numerator:
Allocation of undistributed earnings:
Net loss attributable to Pagaya Technologies Ltd. shareholders	$(238,299)	$(64,022)
Less: Undistributed earnings allocated to participating securities	(9,620)	(2,585)
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(247,919)	$(66,607)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	30,152,746	8,100,990
Net loss per share attributable to ordinary shareholders, basic and diluted	$(8.22)	$(8.22)

Year Ended December 31, 2021
Numerator:
Net loss attributable to Pagaya Technologies Ltd. shareholders	$(91,151)
Less: Undistributed earnings allocated to participating securities	(19,558)
Less: Deemed dividend distribution	(23,612)
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(134,321)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	16,276,048
Net loss per share attributable to ordinary shareholders, basic and diluted	$(8.25)

The following potentially dilutive outstanding securities as of December 31, 2023, 2022 and 2021 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods:

	December 31,
	2023	2022	2021
Share options	3,895,087	6,379,785	7,271,906
Options to restricted shares	20,046,080	20,217,940	20,430,614
RSUs	3,034,203	479,497	—
Preferred share warrants	—	—	359,714
Ordinary share warrants	2,016,326	1,955,725	2,245,126
Redeemable convertible preferred shares	5,000,000	—	33,866,585
Net potential dilutive outstanding securities	33,991,696	29,032,947	64,173,945

NOTE 19 - SEGMENTS AND GEOGRAPHICAL INFORMATION

A. Revenue from Fees

The following table sets forth revenue from fees generated by geographic area (in thousands):

	December 31,
	2023	2022	2021
United States	$772,814	$685,129	$409,858
Israel	—	—	3,771
Cayman	—	285	32,237
Total revenue from fees	$772,814	$685,414	$445,866

B. Long-Term Assets

The Company’s long-term assets, excluding intangible assets, are primarily based in the United States with 89% and 85% of total as of December 31, 2023 and 2022, respectively. The following tables provide long-term assets, including long-lived assets of right-of-use and property and equipment, net, yet excluding intangible assets, by geographic area (in thousands):

	December 31, 2023
	United States	Israel
Right-of-use assets	$6,836	$48,893
Property and equipment, net	4,105	37,452
Other long-term assets, excluding intangible assets	783,534	10,659
Total long-term assets, excluding intangible assets	$794,475	$97,004
% of total	89%	11%

	December 31, 2022
	United States	Israel
Right-of-use assets	$7,818	$53,259
Property and equipment, net	1,652	30,011
Other long-term assets, excluding intangible assets	522,498	10,025
Total long-term assets, excluding intangible assets	$531,968	$93,295
% of total	85%	15%

C. Total Assets

The following table sets forth total assets by geographic area (in thousands):

	December 31,
	2023	2022
United States	$966,201	$653,908
Israel	242,019	391,024
Rest of the world	156	147
Total assets	$1,208,376	$1,045,079

NOTE 20 - SUBSEQUENT EVENTS

A. Credit Agreement

On February 2, 2024, the Company entered into certain credit agreement which provides for a 5-year senior secured revolving credit facility in an initial principal amount of $25.0 million, which subsequently increased to $35.0 million, and a 5 year senior secured term loan facility (the “Facilities”) in an initial principal amount of $255.0 million. The Facilities replace the existing Revolving Credit Facility (see Note 6). In addition to replacing the existing Revolving Credit Facility, proceeds of borrowings under the Facilities may be used for general corporate purposes of the Company and its subsidiaries.

B. Reverse Share Split

On February 15, 2024, the Company held a special meeting of shareholders in which the Company’s shareholders approved a reverse share split of the Company’s authorized, issued and outstanding Class A Ordinary Shares, without par value, authorized, issued and outstanding Class B Ordinary Shares, without par value, and authorized, issued and outstanding Series A Preferred Shares, without par value, at a ratio between a range of 1-for-10 to 1-for-15, as determined by the Board of Directors of the Company (the “Board”), to be effective at t he discretion of the Board, on a date to be determined by the Board, within 12 months of the special meeting. Upon the approvals granted at the special general meeting of shareholders, the Board has determined to implement a reverse share split at a ratio of 1-for-12 with effective date of March 8, 2024.

C. Ordinary Share Offering

On March 13, 2024, the Company priced an offering of 7,500,000 of its Class A Ordinary Shares, no par value, pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and Jefferies LLC as representatives of the several underwriters. The proceeds from the offer and sale of the securities are approximately $90.0 million, after deducting the underwriting discount and fees and offering expenses payable by the Company.