Form 10-Q
period 2024-03-31
Pagaya Technologies Ltd.
filed 2024-05-09
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-41430

Pagaya Technologies Ltd.
(Exact name of registrant as specified in its charter)

Israel	87-3083236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Park Ave, 20th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(646) 710-7714
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, the registrant had 58,247,909 Class A Ordinary Shares, no par value, outstanding and 12,652,310 Class B Ordinary Shares, no par value, outstanding, and 5,000,000 Series A Preferred Shares, no par value, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. The Private Securities Litigation Reform Act of 1995, or the PSLRA, provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations.

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
•our ability to service our debt financing and meet associated covenants;

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

ii

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

•the other matters described in “Risk Factors” in our Annual Report on Form 10-K

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

Market, ranking and industry data used throughout this Annual Report, including statements regarding market size and technology adoption rates, is based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications and other third-party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

iii

PART I - Financial Information
Item 1. Financial Statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$274,495	$186,478
Restricted cash	16,872	16,874
Fees and other receivables (including related party receivables of $53,916 and $51,036 as of March 31, 2024 and December 31, 2023, respectively)	87,370	79,526
Investments in loans and securities	1,298	2,490
Prepaid expenses and other current assets (including related party assets of $7,090 and $7,896 as of March 31, 2024 and December 31, 2023, respectively)	19,059	18,034
Total current assets	399,094	303,402
Restricted cash	18,681	19,189
Fees and other receivables (including related party receivables of $34,792 and $33,739 as of March 31, 2024 and December 31, 2023, respectively)	35,230	34,181
Investments in loans and securities	892,853	714,303
Equity method and other investments	26,911	26,383
Right-of-use assets	53,631	55,729
Property and equipment, net	42,757	41,557
Goodwill	10,945	10,945
Intangible assets	1,913	2,550
Prepaid expenses and other assets	1,172	137
Total non-current assets	1,084,093	904,974
Total Assets	$1,483,187	$1,208,376
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,136	$1,286
Accrued expenses and other liabilities	36,712	28,562
Current maturities of operating lease liabilities	6,663	6,931
Current portion of long-term debt	12,750	—
Secured borrowing	108,054	37,685
Income taxes payable	2,069	461
Total current liabilities	169,384	74,925
Non-current liabilities:
Warrant liability	1,342	3,242
Revolving credit facility	—	90,000
Long-term debt	222,298	—
Secured borrowing	223,102	234,028
Operating lease liabilities	41,838	43,940
Long-term tax liabilities	24,955	22,135
Deferred tax liabilities, net	107	107
Total non-current liabilities	513,642	393,452
Total Liabilities	683,026	468,377
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2024; aggregate liquidation preference of $150,000 as of March 31, 2024. (1)	74,250	74,250.00
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 57,950,053 and 49,390,936 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. (1)	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 12,652,310 and 12,652,310 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. (1)	—	—
Additional paid-in capital	1,214,969	1,101,914
Accumulated other comprehensive income (loss)	(24,279)	444
Accumulated deficit	(563,860)	(542,637)
Total Pagaya Technologies Ltd. shareholders’ equity	626,830	559,721
Noncontrolling interests	99,081	106,028
Total shareholders’ equity	725,911	665,749
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,483,187	$1,208,376
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Revenue from fees (including related party revenues of $178,511 and $153,793 for the three months ended March 31, 2024 and 2023, respectively)	$237,004	$175,254
Other Income
Interest income	7,744	10,397
Investment income (loss) (1)	528	987
Total Revenue and Other Income	245,276	186,638
Production costs	144,881	125,057
Technology, data and product development	19,380	21,131
Sales and marketing	10,257	14,300
General and administrative	63,068	51,126
Total Costs and Operating Expenses	237,586	211,614
Operating Income (Loss)	7,690	(24,976)
Other income (expenses), net	(34,349)	(66,980)
Income (Loss) Before Income Taxes	(26,659)	(91,956)
Income tax expense (benefit)	5,003	6,667
Net Loss Including Noncontrolling Interests	(31,662)	(98,623)
Less: Net income (loss) attributable to noncontrolling interests	(10,439)	(37,652)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$(21,223)	$(60,971)
Per share data:
Net income (loss) per share attributable to Pagaya Technologies Ltd.:
Basic and Diluted (2)	$(0.33)	$(1.03)
Weighted average shares outstanding:
Basic and Diluted (2)	64,504,458	59,255,864
(1) Includes income from proprietary investments.
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net Loss Including Noncontrolling Interests	$(31,662)	$(98,623)
Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale, net	(21,531)	15,792
Comprehensive Loss Including Noncontrolling Interests	$(53,193)	$(82,831)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7,247)	(21,314)
Comprehensive Loss Attributable to Pagaya Technologies Ltd.	$(45,946)	$(61,517)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – December 31, 2022	—	$—	56,942,632	$—	$968,432	$(713)	$(414,199)	$553,520	$211,903	$765,423
Issuance of ordinary shares upon exercise of warrants	—	—	16,304	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	171,609	—	484	—	—	484	—	484
Issuance of ordinary shares upon vesting of RSUs	—	—	27,079	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	17,296	—	—	17,296	—	17,296
Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.	—	—	1,515,145	—	18,134	—	—	18,134	—	18,134
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	10,128	10,128
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(12,194)	(12,194)
Other comprehensive income (loss)	—	—	—	—	—	(546)	—	(546)	16,338	15,792
Net income (loss)	—	—	—	—	—	—	(60,971)	(60,971)	(37,652)	(98,623)
Balance – March 31, 2023	—	$—	58,672,769	$—	$1,004,346	$(1,259)	$(475,170)	$527,917	$188,523	$716,440

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – December 31, 2023	—	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options	—	—	100,613	—	161	—	—	161	—	161
Issuance of ordinary shares upon vesting of RSUs	—	—	660,447	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	17,618	—	—	17,618	—	17,618
Issuance of ordinary shares, net of issuance cost of $5,312	—	—	7,500,000	—	89,938	—	—	89,938	—	89,938
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	298,057	—	5,338	—	—	5,338	—	5,338
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	2,815	2,815
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(2,515)	(2,515)
Other comprehensive income (loss)	—	—	—	—	—	(24,723)	—	(24,723)	3,192	(21,531)
Net income (loss)	—	—	—	—	—	—	(21,223)	(21,223)	(10,439)	(31,662)
Balance – March 31, 2024	—	$74,250	70,602,363	$—	$1,214,969	$(24,279)	$(563,860)	$626,830	$99,081	$725,911
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss including noncontrolling interests	$(31,662)	$(98,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method income (loss)	(528)	(987)
Depreciation and amortization	6,317	3,516
Share-based compensation	15,475	16,367
Fair value adjustment to warrant liability	(1,900)	(190)
Impairment loss on investments in loans and securities	26,851	68,347
Write-off of capitalized software	408	1,549
Other non-cash items	739	—
Change in operating assets and liabilities:
Fees and other receivables	(8,875)	(345)
Deferred tax liabilities, net	—	(45)
Prepaid expenses and other assets	(1,936)	3,528
Right-of-use assets	1,879	2,197
Accounts payable	1,885	999
Accrued expenses and other liabilities	8,298	(22,573)
Operating lease liability	(1,524)	(3,530)
Income tax receivable / payable	5,043	6,117
Net cash provided by (used in) operating activities	20,470	(23,673)
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities	35,897	25,985
Cash and restricted cash acquired from Darwin Homes, Inc.	—	1,608
Payments for the purchase of:
Investments in loans and securities	(261,638)	(121,732)
Property and equipment	(5,145)	(5,526)
Net cash used in investing activities	(230,886)	(99,665)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	89,938	—
Proceeds from long-term debt	244,725	—
Proceeds from secured borrowing	97,448	82,031
Proceeds received from noncontrolling interests	2,815	10,128
Proceeds from revolving credit facility	44,000	100,000
Proceeds from exercise of stock options	161	484
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	5,338	—
Distributions made to noncontrolling interests	(2,515)	(12,194)
Payments made to revolving credit facility	(134,000)	(20,000)
Payments made to secured borrowing	(38,005)	(57,425)
Payments made to long-term debt	(3,188)	—
Long-term debt issuance costs	(7,974)	—
Net cash provided by financing activities	298,743	103,024
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(820)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	87,507	(20,314)
Cash, cash equivalents and restricted cash, beginning of period	222,541	337,076
Cash, cash equivalents and restricted cash, end of period	$310,048	$316,762
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheet to the amounts shown in the statements of cash flow above:

Cash and cash equivalents	$274,495	$289,387
Restricted cash - current	16,872	22,542
Restricted cash - non-current	18,681	4,833
Total cash, cash equivalents, and restricted cash	$310,048	$316,762

The accompanying notes are an integral part of these condensed consolidated financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”) if any.

The accompanying unaudited condensed consolidated financial statements were derived from the audited consolidated financial statements, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and the Company’s consolidated results of operations and shareholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 25, 2024.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the amendments to its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for the Company for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. The guidance became effective for the Company beginning January 1, 2024. The adoption of the guidance did not have a material impact on the Company’s financial statements.

NOTE 3 - REVENUE

Revenue From Fees
Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of assets that comprise Network Volume. The Company utilizes multiple funding channels to enable the purchase of network assets from Partners, such as asset backed securitizations (“ABS”). Capital markets execution fees are earned from the market pricing of ABS transactions while contract fees are management, performance and similar fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
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

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $215.3 million and $150.2 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied. From time to time the Company may provide certain incentives to Financing Vehicles. When the Company determines that an incentive is consideration payable to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

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

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $21.7 million and $25.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognizes administration fees over the service period for the Financing Vehicles managed or administered by the Company.

Performance fees are earned when certain Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance. As such, there are revenues that result from performance obligations satisfied in the previous year. During the three months ended March 31, 2024, $3.3 million worth of fees represent performance obligations satisfied in 2023 that were greater than the original estimate. During the three months ended March 31, 2023, $1.7 million worth of fees represent performance obligations satisfied in 2022 that were lesser than the original estimate.
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Services transferred at a point in time	$227,575	$162,415
Services transferred over time	9,429	12,839
Total revenue from fees, net	$237,004	$175,254
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of March 31, 2024 or December 31, 2023.

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. Four related parties individually represented greater than 10% of total revenue and collectively totaled approximately 57% for three months ended March 31, 2024. Three related parties individually represented greater than 10% of total revenue and collectively totaled approximately 50% for the three months ended March 31, 2023.

NOTE 4 - BORROWINGS

As of March 31, 2024 and December 31, 2023, the Company had secured borrowings with an outstanding balance of $331.2 million and $271.7 million, respectively, a long-term debt with an outstanding balance of $235.0 million and $0.0 million, respectively, and a revolving credit facility with an outstanding balance of $0.0 million and $90.0 million, respectively. The Company was in compliance with all covenants as of March 31, 2024.

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in our balance sheet. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the repurchase agreements was $310.1 million and $251.4 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet, with a weighted average interest rate of approximately fourteen percent and thirteen percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both March 31, 2024 and December 31, 2023.

Receivables Facility

In October 2022, Pagaya Receivables LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders, which provides for a 3-year loan facility (the “Receivables Facility”) in a maximum principal amount of $22 million to finance certain eligible receivables purchased from sponsored securitization transactions. In June 2023, the Company amended the agreement and increased the maximum principal amount by $10 million to $32 million. Borrowings under the Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 2.20%, and the balance is repaid using cash proceeds received from the receivables. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the Receivables Facility was $21.0 million and $20.3 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet.

Credit Agreement

On February 2, 2024, the Company entered into a certain Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million.

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

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. Accrued interest of $2.3 million was recorded within accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2024.

As of March 31, 2024, the Company had an outstanding balance of $235.0 million, which is recorded within long-term debt on the consolidated balance sheet, and its aggregate future maturities consists of the following (in thousands):

March 31, 2024
2024	$9,563
2025	12,750
2026	12,750
2027	12,750
2028	12,750
Thereafter	191,250
Total	251,813
Debt issuance costs	(16,765)
Total long-term debt, net of debt issuance costs	$235,048

As of March 31, 2024, the Company had letters of credit issued in the amount of $10.0 million, and $25.0 million of remaining capacity available under the Revolving Credit Facility.

As of December 31, 2023, the Company had an outstanding balance of $90.0 million under the SVB Revolving Credit Facility.

NOTE 5 - INVESTMENTS IN LOANS AND SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investments in loans and securities as of March 31, 2024 and December 31, 2023 were as follows (in thousands). As provided in Note 6, a portion of these investments in loans and securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of March 31, 2024
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$174,845	$651	$(1,684)	$—	$173,812
Securitization certificates	852,179	15,018	(29,638)	(121,349)	716,210
Other loans and receivables	9,140	—	—	(5,011)	4,129
Total	$1,036,164	$15,669	$(31,322)	$(126,360)	$894,151
(1) Excludes accrued interest receivable of $14.5 million included in Fees and other receivables.

	As of December 31, 2023
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$91,654	$629	$(1,858)	$—	$90,425
Securitization certificates	715,646	18,684	(11,578)	(98,679)	624,073
Other loans and receivables	4,574	—	—	$(2,279)	2,295
Total	$811,874	$19,313	$(13,436)	$(100,958)	$716,793
(1) Excludes accrued interest receivable of $12.5 million included in Fees and other receivables.

The following tables set forth the fair value and gross unrealized losses on investments in loans and securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$49,964	$(1,684)	$—	$—	$49,964	$(1,684)
Securitization certificates	7,039	(1,482)	—	—	7,039	(1,482)
Other loans and receivables	—	—	—	—	—	—
Total	$57,003	$(3,166)	$—	$—	$57,003	$(3,166)

	As of December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$59,925	$(1,858)	$—	$—	$59,925	$(1,858)
Securitization certificates	15,799	(1,988)	—	—	15,799	(1,988)
Other loans and receivables	—	—	—	—	—	—
Total	$75,724	$(3,846)	$—	$—	$75,724	$(3,846)

The following table sets forth the amortized cost and fair value of investments in loans and securities by contractual maturities, as of the date indicated (in thousands):

	As of March 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$1,256	$1,245	$173,589	$172,567	$174,845	$173,812
Securitization certificates	53	53	852,126	716,157	852,179	716,210
Other loans and receivables	—	—	9,140	4,129	9,140	4,129
Total (1)	$1,309	$1,298	$1,034,855	$892,853	$1,036,164	$894,151

	As of December 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,405	$2,387	$89,249	$88,038	$91,654	$90,425
Securitization certificates	103	103	715,543	623,970	715,646	624,073
Other loans and receivables	—	—	4,574	2,295	4,574	2,295
Total (1)	$2,508	$2,490	$809,366	$714,303	$811,874	$716,793

(1) Based on contractual maturities of corresponding repurchase agreements. See Note 6 for additional information.

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Investments in loans and securities, available for sale:
Proceeds from sales/maturities/prepayments	$35,897	$25,985
Write-offs charged against the allowance	$1,449	$—
Additions to allowance for credit losses not previously recorded	$(26,851)	$(68,347)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Three Months Ended March 31, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(2,965)	—	(2,965)
Additions to allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(19,705)	(935)	(20,640)
Write-offs charged against the allowance	—	—	1,449	1,449
Balance, end of period	$—	$(121,349)	$(5,011)	$(126,360)

	Three Months Ended March 31, 2023
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$—	$—	$—
Additions to allowance for credit losses not previously recorded	—	(65,572)	(2,775)	(68,347)
Balance, end of period	$—	$(65,572)	$(2,775)	$(68,347)

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	Carrying Value
	March 31, 2024	December 31, 2023
Investments in Pagaya SmartResi F1 Fund, LP (1)	$17,884	$17,357
Other (2)	9,027	9,026
Total	$26,911	$26,383

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income from these investments is included in Investment income in the consolidated statements of operations.

NOTE 6 - CONSOLIDATION AND VARIABLE INTEREST ENTITIES
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
Consolidated VIEs
As of March 31, 2024 and December 31, 2023, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of March 31, 2024	$122,929	$—	$122,929
As of December 31, 2023	$132,660	$—	$132,660
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of March 31, 2024	$777,480	$777,480	$9,463,355
As of December 31, 2023	$591,030	$591,030	$8,363,402

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases can occur at the Company’s discretion. During the three months ended March 31, 2024, the Company purchased approximately $5.0 million of loan principal from the Financing Vehicles and included a loss of approximately $5.0 million in general and administrative expenses with respect to these loans. During the three months ended March 31, 2023, the Company did not purchase any loans from the Financing Vehicles.

NOTE 7 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York, Israel and several other locations.
The security deposits for the leases are $4.6 million and $4.8 million as of March 31, 2024 and December 31, 2023, respectively, which have been recognized as restricted cash, non-current in the consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Rent expense	$2,909	$3,440
Variable lease payments	$94	$143
Sublease income	$1,005	$1,054

Maturities of the Company’s operating lease liabilities as of March 31, 2024 were as follows (in thousands):

2024	$7,206
2025	8,635
2026	8,635
2027	7,471
2028	6,590
Thereafter	21,167
Total	59,704
Less: imputed interest	(11,203)
Total operating lease liabilities	$48,501

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Contractual Obligations and Commitments — During 2023, the Company entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of March 31, 2024, the total remaining contractual obligations are approximately $7.3 million, of which $4.9 million is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of March 31, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $29.0 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the consolidated balance sheet.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders (commonly referred to as related parties). In addition, the Company has transactions with the securitization vehicles and other Financing Vehicles, which are also related parties.

As of March 31, 2024, the total fee receivables from related parties are $88.7 million, which consist of $81.9 million from securitization vehicles and $6.8 million from other Financing Vehicles. As of December 31, 2023, the total fee receivables from related parties are $84.8 million, which consists of $78.4 million from securitization vehicles and $6.3 million from other Financing Vehicles.

As of March 31, 2024 and December 31, 2023, prepaid expenses and other assets include amounts due from related parties of $7.1 million and $7.9 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended March 31, 2024, the total revenue from related parties is $178.5 million, which consists of $162.6 million from securitization vehicles and $15.9 million from other Financing Vehicles. For the three months ended March 31, 2023, the total revenue from related parties is $153.8 million, which consists of $131.6 million from securitization vehicles and $22.2 million from other Financing Vehicles.

NOTE 10 - FAIR VALUE MEASUREMENT

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

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$69,030	$104,782	$173,812
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	720,339	720,339
Liabilities:
Warrant liability	$872	$470	$—	$1,342

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$90,425	$—	$90,425
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	626,368	626,368
Liabilities:
Warrant liability	$2,106	$1,136	$—	$3,242

There were no transfers between levels during the periods ended March 31, 2024 and December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1 and 2)

The Company used the value of the Public Warrants (Level 1) as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following tables summarize the Warrant liability activity for the three months ended March 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$1,400
Change in fair value	(190)
Balance as of March 31, 2023	$1,210

Balance as of December 31, 2023	$3,242
Change in fair value	(1,900)
Balance as of March 31, 2024	$1,342

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities Available for Sale (Level 3)

As of March 31, 2024, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Declines in fair value due to credit are reflected in other income (expenses), net on the consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$716,793	$—
Transfer from held-to-maturity to available for sale at fair value	—	480,437
Additions	261,638	121,731
Cash received	(35,897)	(25,985)
Change in fair value	(21,531)	(670)
Credit-related impairment loss	(26,851)	(68,347)
Balance, end of period	$894,151	$507,166

Significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	8.0%	20.0%	16.7%
Loss rate	6.2%	31.0%	17.2%
Prepayment rate	0.0%	40.0%	9.1%

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	8.0%	15.0%	15.0%
Loss rate	4.9%	31.0%	15.7%
Prepayment rate	4.0%	40.0%	9.9%

Financial Assets and Liabilities Not Recorded at Fair Value
The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$310,049	$310,049	$—	$—	$310,049
Fees and other receivables	122,600	—	122,600	—	122,600
Total assets	$432,649	$310,049	$122,600	$—	$432,649

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$222,541	$222,541	$—	$—	$222,541
Fees and other receivables	113,707	—	113,707	—	113,707
Total assets	$336,248	$222,541	$113,707	$—	$336,248

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of March 31, 2024, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of March 31, 2024, the Company had 5,000,000 Preferred Shares outstanding, 57,950,053 Class A Ordinary Shares outstanding and 12,652,310 Class B Ordinary Shares outstanding.

The rights of the holders of each class of Ordinary Shares are identical, except with respect to voting. Each Class A Ordinary Share is entitled to one vote per share. Each Class B Ordinary Share is entitled to 10 votes per share. Class B Ordinary Shares may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to a Class A Ordinary Share.

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

As of March 31, 2024 and December 31, 2023, the Company had reserved ordinary shares for future issuance as follows:

	March 31, 2024	December 31, 2023
Share options	4,110,374	4,250,988
Options to restricted shares	20,034,514	20,046,080
RSUs	2,353,589	3,034,203
Ordinary share warrants	2,076,014	2,076,014
Redeemable convertible preferred shares	5,000,000	5,000,000
Shares available for future grant of equity awards	5,251,353	5,231,186
Shares reserved for issuance under the ESPP	891,858	—
Total shares of ordinary share reserved	39,717,702	39,638,471

Ordinary Share Warrants

The Company has accounted for the ordinary share warrants as equity-classified warrants as they met the requirements for equity classification under ASC 815, including whether the ordinary share warrants are indexed to the Company’s own ordinary shares.

As of March 31, 2024, there were 433,946 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,901 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants and Private Placement Warrants) with an exercise price of $138 per share.

Ordinary Shares Purchase Agreement

During three months ended March 31, 2024, 298,057 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $5.2 million, and related fee of $0.2 million was expensed.

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

NOTE 12 - SHARE BASED COMPENSATION

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

The following table summarized the Company’s share option activity during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2023	4,250,988	$7.2	7.2	$43,940
Granted	—	—
Exercised	(97,339)	3.0
Forfeited	(43,275)	21.4
Balance, March 31, 2024	4,110,374	$8.6	6.9	$5,992
Vested and exercisable, March 31, 2024	3,162,852	$7.1	6.8	$9,549

There was no grant of share options during the three months ended March 31, 2024. The aggregate intrinsic value of options exercised was approximately $0.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The total fair value of share options vested for the three months ended March 31, 2024 and 2023, was $62.8 million and $41.6 million, respectively.

As of March 31, 2024, unrecognized compensation expense related to unvested share options was approximately $46.7 million, which is expected to be recognized over a remaining weighted-average period of 1.0 years.

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

The following table summarized the Company’s RSU activity during the three months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31,2023	3,034,203	$15.6
Granted	24,081	13.9
Vested	(660,447)	14.3
Forfeited	(44,248)	18.6
Unvested at March 31, 2024	2,353,589	$15.8

As of March 31, 2024, unrecognized compensation expense related to RSUs was approximately $31.2 million, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021. See Note 16 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.

The following table summarized the Company’s options to restricted shares activity during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2023	20,046,080	$19.4	7.2	$—
Granted	—	—
Exercised	(3,274)	12.2
Forfeited	(8,292)	36.8
Balance, March 31, 2024	20,034,514	$19.4	7.0	$—
Vested and exercisable, March 31, 2024	16,554,083	$19.2	7.0	$—

At March 31, 2024, unrecognized compensation expense related to options to restricted shares was approximately $18.0 million, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of March 31, 2024, 0.9 million shares of our Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.1 million for three months ended March 31, 2024.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Technology, data and product development	$2,905	$2,458
Selling and marketing	2,852	2,754
General and administrative	9,718	11,155
Total	$15,475	$16,367
NOTE 13 - INCOME TAXES
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

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(26,659)	$(91,956)
Income tax expense (benefit)	5,003	6,667
Effective tax rate	(18.8)%	(7.3)%

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The difference between the effective tax rate and the statuary tax rate in Israel mainly related to valuation allowance in Israel and tax expenses in the United States.

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

The Company provides a valuation allowance to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

NOTE 14 - NET LOSS PER SHARE

Net income (loss) per share is presented in conformity with the two-class method required for multiple classes of ordinary share and participating securities.

The following tables set forth the calculation of basic and diluted net loss per share attributable to ordinary shareholders for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31, 2024
	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(17,060)	$(4,163)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	51,852,148	12,652,310
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.33)	$(0.33)

	Three Months Ended March 31, 2023
	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(45,971)	$(15,000)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	44,677,998	14,577,866
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.03)	$(1.03)

The following potentially dilutive outstanding securities as of March 31, 2024 and 2023 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods:

	March 31,
	2024	2023
Share options	3,766,593	5,699,683
Options to restricted shares	20,034,514	20,168,906
RSUs	2,353,589	3,711,114
Ordinary share warrants	2,016,326	2,159,421
Redeemable convertible preferred shares	5,000,000	—
Net potential dilutive outstanding securities	33,171,022	31,739,124

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date through the date that the condensed consolidated financial statements were available to be issued and did not identify any subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the related notes included in our Annual Report on Form 10-K filed with the SEC on April 25, 2024 (“our Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this section “we,” “us,” “our” and “Pagaya” refer to Pagaya Technologies Ltd.

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

Adoption of Our Network by Partners
We devote significant time to, and have a team that focuses on, onboarding and managing Partners to our network. We believe that our success in adding new Partners to our network is driven by our distinctive value proposition: driving significant revenue uplift to our Partners at limited incremental cost or credit risk to the Partner. Our success adding new Partners has contributed to our overall Network Volume growth and driven our ability to rapidly scale new asset classes. In 2022, we onboarded six new Partners, including Klarna and Ally Financial. In 2023, we expanded our network with four new Partners, including U.S. Bank, a top 5 auto captive, Exeter Finance and Westlake Financial.
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $2.0 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the three months ended March 31, 2024, our top 5 ABS investors contributed approximately 49% of our total ABS funding, compared to 50% in the year ended December 31, 2023.

Performance of Assets Originated with the Assistance of Our Proprietary Technology
The availability of funding from investors is a function of demand for consumer credit and residential real estate assets, as well as the performance of such assets originated with the assistance of our AI technology and purchased by Financing Vehicles. Our AI technology and data-driven insights are designed to enable relative outperformance versus the broader market. We believe that investors in Financing Vehicles view our AI technology as an important component in delivering assets that meet their investment criteria. See “Risk Factors—Risks Related to the Operations of Our Business” in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024.
Impact of Macroeconomic Cycles and Global and Regional Conditions

We expect economic cycles to affect our financial performance and related metrics. Macroeconomic conditions, including, but not limited to the evolving conflict in Israel, rising interest rates, inflation, supply chain disruptions, labor shortages, bank failures, U.S. deficit concerns, and the Russian invasion of Ukraine, may impact consumer demand for financial products, our Partners’ ability to generate and convert customer application volume, as well as the availability of funding from our investors through the Financing Vehicles. On October 7, 2023, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel, igniting a war with Israel. The conflict is rapidly evolving and developing, and the intensity and duration of the current war and any escalation is difficult to predict, as are its economic impacts on the Company’s business and operations and on regional and global political and economic conditions in general. Although the Company’s business operations have not been materially impacted due to this evolving conflict as of the date of this Report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of this conflict. The recent rise in inflation and corresponding rapid rise in interest rates may increase financing costs and adversely impact the ability of borrowers to service their debt, which could lead to deterioration of the credit performance of loans and impact investor returns, and therefore may result in lower demand from investors for assets generated on our platform and lead to constraints on our ability to fund new Network Volume. In addition, rising inflation may create an escalation in our operating costs, including employee compensation, financing costs, and general corporate expenses, which could reduce our cash flow and operating income. As of the date of this report, we have not experienced material impacts to our business performance from inflationary pressure. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies, charge-offs, and decreasing recoveries. Any impact to investor returns may lead to an adverse impact on our earnings. The increased risk-free rate of return may impact investor demand for risk assets such as consumer credit, which may constrain our ability to raise new funding for Network Volume. While our ability to raise new funding has not been materially impacted, the cost of capital has increased due to the higher interest rate environment which has led to a reduction in conversion ratio to meet investor return hurdles, more than offset by an increase in application volume to our network from our Partners, resulting in net growth in Network Volume this year. We continue to closely monitor the ongoing Russia-Ukraine conflict and its global impacts. While the outcome remains highly uncertain, we do not believe the ongoing Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures and protracted U.S. federal debt ceiling negotiations, or concerns or speculation about any similar events or risks, could lead to credit downgrades and market-wide liquidity problems, which in turn may cause Partners and their customers and other third parties to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets, which may adversely affect our business. A prolonged economic downturn may also adversely affect the performance of assets that Financing Vehicles acquire from our network. At the same time, such events, including the COVID-19 pandemic or the inflationary environment, provide key data that we can utilize to improve our AI technology, and they may also help to validate the outcomes our network drives for both Partners and investors. For a further discussion of uncertainties and other factors that could impact our operating results, see “Risk Factors” section in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024.
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Network Volume	$2,419	$1,850

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
Other Income (expense), net
Other Income (expense), net primarily consists of changes in the fair value of warrant liabilities and other items, including credit-related impairment losses on investments in loans and securities.
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

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Revenue
Revenue from fees	$237,004	$175,254
Other Income
Interest income	7,744	10,397
Investment income (loss)	528	987
Total Revenue and Other Income	245,276	186,638
Production costs	144,881	125,057
Technology, data and product development (1)	19,380	21,131
Sales and marketing (1)	10,257	14,300
General and administrative (1)	63,068	51,126
Total Costs and Operating Expenses	237,586	211,614
Operating Loss	7,690	(24,976)
Other expense, net	(34,349)	(66,980)
Loss Before Income Taxes	(26,659)	(91,956)
Income tax expense	5,003	6,667
Net Loss	(31,662)	(98,623)
Less: Net income (loss) attributable to noncontrolling interests	(10,439)	(37,652)
Net Loss Attributable to Pagaya Technologies Ltd.	$(21,223)	$(60,971)

Per share data:
Net loss per share:
Basic and Diluted (2)	$(0.33)	$(1.03)
Non-GAAP adjusted net income (loss) (3)	$13,331	$(11,015)
Non-GAAP adjusted net income (loss) per share (3):
Basic (2)	$0.21	$(0.19)
Diluted (2)	$0.20	$(0.19)
Weighted average shares outstanding:
Basic and Diluted (2)	64,504,458	59,255,864
Weighted average shares outstanding (Non-GAAP):
Basic (2)	64,504,458	59,255,864
Diluted (2)	65,890,518	59,972,806

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Technology, data and product development	$2,905	$2,458
Sales and marketing	2,852	2,754
General and administrative	9,718	11,155
Total share-based compensation in operating expenses	$15,475	$16,367
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

(3) See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this and Adjusted EBITDA.
Comparison of Three Months Ended March 31, 2024 and 2023

Total Revenue and Other Income

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$237,004	$175,254	$61,750	35%
Interest income	7,744	10,397	(2,653)	(26)%
Investment income	528	987	(459)	(46)%
Total Revenue and Other Income	$245,276	$186,638	$58,638	31%
Total revenue and other income, increased by $58.6 million, or 31%, to $245.3 million for the three months ended March 31, 2024 from $186.6 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income.
Revenue from fees for the three months ended March 31, 2024 increased by $61.8 million, or 35%, to $237.0 million, compared to the same period in 2023. The increase was primarily due to a $65.1 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $150.2 million for the three months ended March 31, 2023 to $215.3 million for the three months ended March 31, 2024. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 31% from $1.9 billion for the three months ended March 31, 2023 to $2.4 billion for the three months ended March 31, 2024. Also contributing to the increase was an increase in capital markets execution fees earned from our ABS transactions reflecting an increase in ABS transactions during the three months ended March 31, 2024.

Contract fees, comprised of administration and management fees and performance fees, decreased by $3.4 million from $25.1 million for the three months ended March 31, 2023 to $21.7 million for the three months ended March 31, 2024, reflecting a decline in net asset values of the assets held by certain Financing Vehicles primarily driven by an increase in redemptions in such vehicles.
Interest income decreased by $2.7 million, or 26%, to $7.7 million for the three months ended March 31, 2024 from $10.4 million for the three months ended March 31, 2023. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease in interest income was primarily the result of changes in structure and composition of the investments in loans and securities portfolio, partially offset by higher interest income on our cash balances.
Investment income decreased by $0.5 million to $0.5 million for the three months ended March 31, 2024 from $1.0 million for three months ended March 31, 2023, reflecting a less favorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Production costs	$144,881	$125,057
Technology, data and product development	19,380	21,131
Sales and marketing	10,257	14,300
General and administrative	63,068	51,126
Total Costs and Operating Expenses	$237,586	$211,614

Production Costs

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production costs	$144,881	$125,057	$19,824	16%
Production costs increased by $19.8 million, or 16%, to $144.9 million for the three months ended March 31, 2024 from $125.1 million for the three months ended March 31, 2023. This increase was predominantly due to increases in Network

Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product Development

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$19,380	$21,131	$(1,751)	(8)%

Technology, data and product development costs in the three months ended March 31, 2024 decreased $1.8 million, or 8%, compared to the same period in 2023, primarily driven by a $3.1 million decrease in compensation expenses and a $1.1 million decrease in server costs, partially offset by a $2.6 million increase in overhead allocation and other miscellaneous costs.

Sales and Marketing

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$10,257	$14,300	$(4,043)	(28)%
Sales and marketing costs in the three months ended March 31, 2024 decreased by $4.0 million, or 28%, compared to the same period in 2023, primarily driven by a $3.4 million decrease in compensation expenses and a $0.7 million decrease in expenses related to marketing.

General and Administrative

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
General and administrative	$63,068	$51,126	$11,942	23%
General and administrative costs in the three months ended March 31, 2024 increased by $11.9 million, or 23%, compared to the same period in 2023, primarily driven by a $7.2 million increase in transaction-related expenses supporting business initiatives and a $5.1 million increase in miscellaneous costs, including overhead allocations. Partially offsetting the increases was a $1.4 million decrease in compensation expenses.

Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(34,349)	$(66,980)	$32,631	49%
Other expense, net for the three months ended March 31, 2024 decreased by $32.6 million, compared to the same period in 2023. The decrease was primarily due to a lower credit-related impairment loss of $42.8 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, and a $1.7 million favorable impact from the changes in fair value remeasurement of warrants. We are not exposed economically to a significant portion of these fair value changes as certain investments are held within consolidated VIEs. For further information, please see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease was partially offset by a higher interest expenses of $12.4 million due to higher interest rates and increased borrowing to support business growth.

Income Tax Expense

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax expense	$5,003	$6,667	$(1,664)	(25)%
Income tax expense decreased by $1.7 million, or 25%, to $5.0 million for the three months ended March 31, 2024 from $6.7 million for the three months ended March 31, 2023. The decrease was primarily driven by geographical mix of taxable net income.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Net income (loss) attributable to noncontrolling interests	$(10,439)	$(37,652)	$27,213	72%
Net loss attributable to noncontrolling interests in the three months ended March 31, 2024 decreased by $27.2 million, or 72%, compared to the same period in 2023. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income of $1.8 million generated from risk retention holdings offset by the credit-related impairment loss of $12.1 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Income (Expense), net.”
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

FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA
FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Fee Revenue Less Production Cost (FRLPC)	$92,123	$50,197
Adjusted Net Income (Loss)	$13,331	$(11,015)
Adjusted EBITDA	$39,815	$2,048

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

The following tables present a reconciliation of the most directly comparable U.S. GAAP measure to FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue from fees	$237,004	$175,254
Production costs	144,881	125,057
Fee Revenue Less Production Cost (FRLPC)	$92,123	$50,197

	Three Months Ended March 31,
	2024	2023
Net Loss Attributable to Pagaya Technologies Ltd.	$(21,223)	$(60,971)
Adjusted to exclude the following:
Share-based compensation	15,475	16,367
Fair value adjustment to warrant liability	(1,900)	(190)
Impairment loss on certain investments	19,483	26,412
Write-off of capitalized software	—	1,524
Restructuring expenses	820	3,820
Transaction-related expenses	400	—
Non-recurring expenses	276	2,023
Adjusted Net Income (Loss)	13,331	(11,015)
Adjusted to exclude the following:
Interest expenses	15,164	2,880
Income tax expense (benefit)	5,003	6,667
Depreciation and amortization	6,317	3,516
Adjusted EBITDA	$39,815	$2,048
Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, the principal sources of liquidity were cash, cash equivalents and restricted cash of $310.0 million and $222.5 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

Additional debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024.

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

As of May 8, 2024, the price of our Class A Ordinary Shares was $10.50 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Risk Factors—We have and may need to continue to raise additional funds in the future, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business” and “Risk Factors—Risks Related to Ownership of our Class A Ordinary Shares and Warrants” in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024.

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

During the three months ended March 31, 2024, 298,057 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $5.2 million.
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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$20,470	$(23,673)
Net cash used in investing activities	$(230,886)	$(99,665)
Net cash provided by financing activities	$298,743	$103,024
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of March 31, 2024, we had 714 employees, including 178 full-time Darwin employees, compared to 712 on December 31, 2023. During the first and second quarters of 2023, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the three months ended March 31, 2024 was $20.5 million, an increase of $44.1 million from net cash used in operating activities of $23.7 million for the same period in 2023. This reflects our net loss including noncontrolling interests of $31.7 million, adjusted for non-cash charges of $47.4 million, and net cash inflows of $4.8 million from changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which decreased by $41.5 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value (we are not exposed economically to a portion of these fair value changes as certain investments are held within consolidated VIEs), (2) share-based compensation, which decreased by $0.9 million, (3) depreciation and amortization, which increased by $2.8 million primarily from capitalized software, and (4) fair value adjustment to warrant liability, which decreased by $1.7 million driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities increased by $18.4 million to net cash inflows of $4.8 million for the three months ended March 31, 2024 compared to net cash outflow of $13.7 million for the same period in 2023, reflecting cost savings.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the three months ended March 31, 2024, net cash used in investing activities of $230.9 million was primarily attributable to purchases of risk retention assets of $261.6 million, which increased by $139.9 million driven by business growth, partially offset by proceeds received from existing risk retention assets of $35.9 million, which also increased by $9.9 million.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities of $298.7 million was primarily attributable to $233.6 million of net proceeds from issuance of long-term debt, net of repayments, $89.9 million of net proceeds from the ordinary share offering, $59.4 million from secured borrowings executed to finance certain risk retention assets, net of repayments, and $5.3 million of proceeds from the issuance of our Class A Ordinary Shares under the Equity Financing Purchase Agreement. These net cash inflows were partially offset by $90.0 million of repayments of the SVB revolving credit facility.

Indebtedness

Credit Agreement

On February 2, 2024, the Company entered into a certain Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million.

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

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears.

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

As of March 31, 2024, the Company had an outstanding balance of $235.0 million, which is recorded within long-term debt on the consolidated balance sheet, and the Company had letters of credit issued in the amount of $10.0 million, and $25.0 million of remaining capacity available under the Revolving Credit Facility. The Company is in compliance with all covenants.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of March 31, 2024, the total remaining contractual obligations are approximately $59.7 million, of which $7.2 million is for the next 12 months. During the year ended March 31, 2024, we entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of March 31, 2024, the total remaining contractual obligations are approximately $7.3 million, of which $4.9 million is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of March 31, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $26.0 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the consolidated balance sheet.
For a discussion of our long-term debt obligations and operating lease obligations as of March 31, 2024, see Note 4 and Note 7, respectively, to our consolidated financial statements included elsewhere in this Quarterly Report.
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
Critical Accounting Estimates
Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in our Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our

Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of March 31, 2024 and December 31, 2023, we were exposed to credit risk on $894 million and $717 million, respectively, of investments in loans and securities held on our consolidated balance sheet, with $804 million and $618 million, respectively, representing net exposure exclusive of non-controlling interests. We implemented portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework is intended to deliver timely and actionable feedback credit risk exposures.

We are also exposed to credit risk in the event of non-performance by the financial institutions holding our cash or providing access to our credit line. We maintain our cash deposits in highly-rated financial institutions. In the United States, the majority of our cash deposits are held at federally insured accounts. We manage this risk by maintaining our cash deposits at well-established, well-capitalized financial institutions and diversifying our counterparties.

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

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense/payments and harm the results of our operations. See Item 5.B. Liquidity and Capital Resources for additional information.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but such improvements will be subject to the same inherent limitations outlined in this section.

PART II - Other Information

Item 1. Legal Proceedings

Please refer to Note 8. “Commitments and Contingencies” of the accompanying notes to our interim condensed consolidated financial statements.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not presently a party to any such other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Ordinary Share. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, two directors entered into 10b5-1 trading arrangements. First, on March 4, 2024, after terminating a legacy 10b5-1 plan, Tami Rosen, a director and the Company’s Chief Development Officer, entered into a new 10b5-1 Plan, with an end date of November 23, 2024, to sell a maximum aggregate of 118,749 shares. Second, on March 21, 2024, Nicole Torraco, a director, entered into a 10b5-1 Plan, with an end date of November 23, 2024, to sell a maximum aggregate of 9,485 shares. Note that the maximum number of shares for these plans include shares that the directors will sell, at the time of vesting, to cover their tax liability.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on February 15, 2024 (incorporated by reference to Exhibit 99.1 of Pagaya Technologies Ltd. Current Report on Form 6-K filed with the SEC on February 15, 2024)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

PAGAYA TECHNOLOGIES LTD.

Date: May 9, 2024	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: May 9, 2024	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer