Form 10-Q
period 2024-06-30
Pagaya Technologies Ltd.
filed 2024-08-09
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the registrant had 59,162,971 Class A Ordinary Shares, no par value, outstanding and 12,652,310 Class B Ordinary Shares, no par value, outstanding, and 5,000,000 Series A Preferred Shares, no par value, outstanding.

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

iii

PART I - Financial Information
Item 1. Financial Statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$233,593	$186,478
Restricted cash	17,469	16,874
Fees and other receivables (including related party receivables of $55,549 and $51,036 as of June 30, 2024 and December 31, 2023, respectively)	93,460	79,526
Investments in loans and securities	1,663	2,490
Prepaid expenses and other current assets (including related party assets of $6,406 and $7,896 as of June 30, 2024 and December 31, 2023, respectively)	15,012	18,034
Total current assets	361,197	303,402
Restricted cash	16,864	19,189
Fees and other receivables (including related party receivables of $32,987 and $33,739 as of June 30, 2024 and December 31, 2023, respectively)	32,987	34,181
Investments in loans and securities	909,762	714,303
Equity method and other investments	26,593	26,383
Right-of-use assets	51,631	55,729
Property and equipment, net	40,628	41,557
Goodwill	10,945	10,945
Intangible assets	1,275	2,550
Prepaid expenses and other assets	1,095	137
Total non-current assets	1,091,780	904,974
Total Assets	$1,452,977	$1,208,376
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,303	$1,286
Accrued expenses and other liabilities	36,090	28,562
Current maturities of operating lease liabilities	6,427	6,931
Current portion of long-term debt	12,750	—
Secured borrowing	176,223	37,685
Income taxes payable	2,461	461
Total current liabilities	241,254	74,925
Non-current liabilities:
Warrant liability	1,671	3,242
Revolving credit facility	—	90,000
Long-term debt	219,842	—
Secured borrowing	223,998	234,028
Operating lease liabilities	39,529	43,940
Long-term tax liabilities	36,752	22,135
Deferred tax liabilities, net	107	107
Total non-current liabilities	521,899	393,452
Total Liabilities	763,153	468,377
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2024; aggregate liquidation preference of $150,000 as of June 30, 2024. (1)	74,250	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 58,943,381 and 49,390,936 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. (1)	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 12,652,310 and 12,652,310 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. (1)	—	—
Additional paid-in capital	1,235,677	1,101,914
Accumulated other comprehensive income (loss)	(71,050)	444
Accumulated deficit	(638,645)	(542,637)
Total Pagaya Technologies Ltd. shareholders’ equity	525,982	559,721
Noncontrolling interests	89,592	106,028
Total shareholders’ equity	615,574	665,749
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,452,977	$1,208,376
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Revenue from fees (including related party revenues of $175,333 and $148,198 for the three months ended June 30, 2024 and 2023, respectively, and $353,844 and $301,991 for the six months ended June 30, 2024 and 2023, respectively)	$242,594	$185,685	$479,598	$360,939
Other Income
Interest income	8,193	10,193	15,937	20,590
Investment income (loss) (1)	(443)	(266)	85	721
Total Revenue and Other Income	250,344	195,612	495,620	382,250
Production costs	145,602	120,613	290,483	245,670
Technology, data and product development	21,935	17,663	41,315	38,794
Sales and marketing	13,331	14,558	23,588	28,858
General and administrative	64,449	53,016	127,517	104,142
Total Costs and Operating Expenses	245,317	205,850	482,903	417,464
Operating Income (Loss)	5,027	(10,238)	12,717	(35,214)
Other expenses, net	(73,194)	(16,895)	(107,543)	(83,875)
Loss Before Income Taxes	(68,167)	(27,133)	(94,826)	(119,089)
Income tax expense	14,512	5,006	19,515	11,673
Net Loss Including Noncontrolling Interests	(82,679)	(32,139)	(114,341)	(130,762)
Less: Net loss attributable to noncontrolling interests	(7,894)	(842)	(18,333)	(38,494)
Net Loss Attributable to Pagaya Technologies Ltd.	$(74,785)	$(31,297)	$(96,008)	$(92,268)
Per share data:
Net loss per share attributable to Pagaya Technologies Ltd.:
Basic and Diluted (2)	$(1.04)	$(0.53)	$(1.41)	$(1.55)
Weighted average shares outstanding:
Basic and Diluted (2)	71,765,884	59,609,788	68,113,860	59,386,974
(1) Includes income from proprietary investments.
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss Including Noncontrolling Interests	$(82,679)	$(32,139)	$(114,341)	$(130,762)
Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale, net	(45,563)	7,035	(67,094)	22,827
Comprehensive Loss Including Noncontrolling Interests	$(128,242)	$(25,104)	$(181,435)	$(107,935)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6,686)	2,971	(13,933)	(18,343)
Comprehensive Loss Attributable to Pagaya Technologies Ltd.	$(121,556)	$(28,075)	$(167,502)	$(89,592)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – March 31, 2024	5,000,000	$74,250	70,602,363	$—	$1,214,969	$(24,279)	$(563,860)	$626,830	$99,081	$725,911
Issuance of ordinary shares upon exercise of share options			172,305		598			598		598
Issuance of ordinary shares upon vesting of RSUs			821,023					—		—
Share-based compensation					20,093			20,093		20,093
Issuance of ordinary shares					17			17		17
Return of capital to interests in consolidated VIEs								—	(2,803)	(2,803)
Other comprehensive income (loss)						(46,771)		(46,771)	1,208	(45,563)
Net income (loss)							(74,785)	(74,785)	(7,894)	(82,679)
Balance – June 30, 2024	5,000,000	$74,250	71,595,691	$—	$1,235,677	$(71,050)	$(638,645)	$525,982	$89,592	$615,574

Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options			272,918		759			759		759
Issuance of ordinary shares upon vesting of RSUs			1,481,470					—		—
Share-based compensation					37,710			37,710		37,710
Issuance of ordinary shares, net of issuance cost of $5,312			7,500,000		89,956			89,956		89,956
Issuance of ordinary shares from the Equity Financing Purchase Agreement			298,057		5,338			5,338		5,338
Contributions of interests in consolidated VIEs								—	2,815	2,815
Return of capital to interests in consolidated VIEs								—	(5,318)	(5,318)
Other comprehensive income (loss)						(71,494)		(71,494)	4,400	(67,094)
Net income (loss)							$(96,008)	(96,008)	$(18,333)	(114,341)
Balance – June 30, 2024	5,000,000	$74,250	71,595,691	$—	$1,235,677	$(71,050)	$(638,645)	$525,982	$89,592	$615,574

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – March 31, 2023	—	$—	58,672,769	$—	$1,004,346	$(1,259)	$(475,170)	$527,917	$188,523	$716,440
Issuance of preferred shares, net of issuance costs of $$750	5,000,000	74,250	—					—		—
Issuance of ordinary shares upon exercise of share options			194,154		946			946		946
Issuance of ordinary shares upon vesting of RSUs			208,829					—		—
Share-based compensation					22,395			22,395		22,395
Contributions of interests in consolidated VIEs								—	5,165	5,165
Return of capital to interests in consolidated VIEs								—	(16,719)	(16,719)
Other comprehensive income (loss)						$3,222		3,222	3,813	7,035
Net income (loss)							$(31,297)	(31,297)	(842)	(32,139)
Balance – June 30, 2023	5,000,000	$74,250	59,075,752	$—	$1,027,687	$1,963	$(506,467)	$523,183	$179,940	$703,123

Balance – December 31, 2022	—	$—	56,942,632	$—	$968,432	$(713)	$(414,199)	$553,520	$211,903	$765,423
Issuance of ordinary shares upon exercise of warrants			16,304		—			—		—
Issuance of ordinary shares upon exercise of share options			365,763		1,430			1,430		1,430
Issuance of ordinary shares upon vesting of RSUs			235,908		—			—		—
Issuance of preferred shares, net of issuance costs of $750	5,000,000	74,250			—			—		—
Share-based compensation					39,691			39,691		39,691
Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.			1,515,145		18,134			18,134		18,134
Reclassification of investments						(1,881)		(1,881)	18,341	16,460
Contributions of interests in consolidated VIEs								—	15,293	15,293
Return of capital to interests in consolidated VIEs								—	(28,913)	(28,913)
Other comprehensive income (loss)						4,557		4,557	1,810	6,367
Net income (loss)							(92,268)	(92,268)	(38,494)	(130,762)
Balance – June 30, 2023	5,000,000	$74,250	59,075,752	$—	$1,027,687	$1,963	$(506,467)	$523,183	$179,940	$703,123
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss including noncontrolling interests	$(114,341)	$(130,762)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method income (loss)	(86)	(721)
Depreciation and amortization	13,359	7,984
Share-based compensation	33,519	36,575
Fair value adjustment to warrant liability	(1,571)	2,435
Impairment loss on investments in loans and securities	79,911	78,327
Write-off of capitalized software	2,561	1,630
Other non-cash items	1,435	(94)
Change in operating assets and liabilities:
Fees and other receivables	(12,725)	(7,602)
Deferred tax liabilities, net	—	2
Prepaid expenses and other assets	998	4,587
Right-of-use assets	3,879	4,619
Accounts payable	6,071	2,083
Accrued expenses and other liabilities	7,793	(21,395)
Operating lease liability	(3,205)	(4,455)
Income tax receivable / payable	18,363	1,274
Net cash provided by (used in) operating activities	35,961	(25,513)
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities	66,822	91,360
Cash and restricted cash acquired from Darwin Homes, Inc.	—	1,608
Payments for the purchase of:
Investments in loans and securities	(408,459)	(273,339)
Property and equipment	(9,525)	(10,496)
Equity method and other investments	(125)	—
Net cash used in investing activities	(351,287)	(190,867)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	89,956	—
Proceeds from long-term debt	244,725	—
Proceeds from issuance of redeemable convertible preferred shares, net	—	74,250
Proceeds from secured borrowing	207,317	192,420
Proceeds received from noncontrolling interests	2,815	15,293
Proceeds from revolving credit facility	44,000	100,000
Proceeds from exercise of stock options	759	1,430
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	5,338	—
Distributions made to noncontrolling interests	(5,318)	(28,913)
Payments made to revolving credit facility	(134,000)	(25,000)
Payments made to secured borrowing	(78,809)	(115,471)
Payments made to long-term debt	(6,375)	—
Long-term debt issuance costs	(7,974)	—
Settlement of share-based compensation in satisfaction of tax withholding requirements	—	(650)
Net cash provided by financing activities	362,434	213,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,723)	(2,687)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,385	(5,708)
Cash, cash equivalents and restricted cash, beginning of period	222,541	337,076

Cash, cash equivalents and restricted cash, end of period	$267,926	$331,368
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheet to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$233,593	$304,047
Restricted cash - current	17,469	22,540
Restricted cash - non-current	16,864	4,781
Total cash, cash equivalents, and restricted cash	$267,926	$331,368

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

Pagaya Technologies Ltd. was founded in 2016 and is organized under the laws of the State of Israel. Pagaya has its primary offices in the United States and Israel.

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

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and the Company’s consolidated results of operations and shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $221.8 million and $167.5 million for the three months ended June 30, 2024 and 2023, respectively, and $437.1 million and $321.5 million for the six months ended June 30, 2024 and 2023, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied. From time to time the Company may provide certain incentives to Financing Vehicles. When the Company determines that an incentive is consideration payable to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

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

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $20.8 million and $18.2 million for the three months ended June 30, 2024 and 2023, respectively, and $42.5 million and $39.4 million for the six months ended June 30, 2024 and 2023, respectively. The Company recognizes administration fees over the service period for the Financing Vehicles managed or administered by the Company.

Performance fees are earned when certain Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance. As such, there are revenues that result from performance obligations satisfied in the previous year. During the three months ended June 30, 2024, $0.1 million worth of fees represent performance obligations satisfied in 2023 that were less than the original estimate. During the six months ended June 30, 2024, $3.2 million worth of fees represent performance obligations satisfied in 2023 that were greater than the original estimate. During the three and six months ended June 30, 2023, $0.0 million and $1.7 million, respectively, worth of fees represent performance obligations satisfied in 2022 that were lesser than the original estimate.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Services transferred at a point in time	$228,317	$178,070	$455,891	$344,305
Services transferred over time	14,277	7,615	23,707	16,634
Total revenue from fees, net	$242,594	$185,685	$479,598	$360,939
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of June 30, 2024 or December 31, 2023.

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. Three customers, including two related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 55% for three months ended June 30, 2024. Two customers, including one related party, individually represented greater than 10% of total revenue and collectively totaled approximately 31% for six months ended June 30, 2024. Four customers, including three related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 65% for the three months ended June 30, 2023. Two related party customers individually represented greater than 10% of total revenue and collectively totaled approximately 33% for the six months ended June 30, 2023.

NOTE 4 - BORROWINGS

As of June 30, 2024 and December 31, 2023, the Company had secured borrowings, inclusive of current and non-current portions, with an outstanding balance of $400.2 million and $271.7 million, respectively, long-term debt, inclusive of current and non-current portions, with an outstanding balance of $232.6 million and $0.0 million, respectively, and a revolving credit facility with an outstanding balance of $0.0 million and $90.0 million, respectively. The Company was in compliance with all covenants as of June 30, 2024.

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in our balance sheet. As of June 30, 2024 and December 31, 2023, the outstanding principal balance under the repurchase agreements was $367.7 million and $251.4 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet, with a weighted average interest rate of approximately sixteen percent and thirteen percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both June 30, 2024 and December 31, 2023.

Receivables Facility

In October 2022, Pagaya Receivables LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders, which provides for a 3-year loan facility (the “Receivables Facility”) in a maximum principal amount of $22 million to finance certain eligible receivables purchased from sponsored securitization transactions. In June 2023, the Company amended the agreement and increased the maximum principal amount by $10 million to $32 million. In June 2024, the Company amended the agreement pursuant to which the maximum principal amount was increased from $32 million to $45 million and the term was extended until June 2026. Borrowings under the Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%, and the balance is repaid using cash proceeds received from the receivables. As of June 30, 2024 and December 31, 2023, the outstanding principal balance under the Receivables Facility was $32.5 million and $20.3 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet.

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

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. Accrued interest of $7.6 million was recorded within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2024.

As of June 30, 2024, the Company had an outstanding balance of $232.6 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and its aggregate future maturities consists of the following (in thousands):

June 30, 2024
2024	$6,375
2025	12,750
2026	12,750
2027	12,750
2028	12,750
Thereafter	191,250
Total	248,625
Debt issuance costs	(16,033)
Total long-term debt, net of debt issuance costs	$232,592

As of June 30, 2024, the Company had letters of credit issued in the amount of $19.8 million, and $15.2 million of remaining capacity available under the Revolving Credit Facility.

As of December 31, 2023, the Company had an outstanding balance of $90.0 million under the SVB Revolving Credit Facility.

NOTE 5 - INVESTMENTS IN LOANS AND SECURITIES

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investments in loans and securities as of June 30, 2024 and December 31, 2023 were as follows (in thousands). As provided in Note 6, a portion of these investments in loans and securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of June 30, 2024
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$249,373	$469	$(1,156)	$—	$248,686
Securitization certificates	893,351	13,314	(73,839)	(174,077)	658,749
Other loans and receivables	8,043	—	—	(4,053)	3,990
Total	$1,150,767	$13,783	$(74,995)	$(178,130)	$911,425
(1) Excludes accrued interest receivable of $13.6 million included in Fees and other receivables.

	As of December 31, 2023
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$91,654	$629	$(1,858)	$—	$90,425
Securitization certificates	715,646	18,684	(11,578)	(98,679)	624,073
Other loans and receivables	4,574	—	—	(2,279)	2,295
Total	$811,874	$19,313	$(13,436)	$(100,958)	$716,793
(1) Excludes accrued interest receivable of $12.5 million included in Fees and other receivables.

The following tables set forth the fair value and gross unrealized losses on investments in loans and securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$68	$—	$41,272	$(1,156)	$41,340	$(1,156)
Securitization certificates	13,632	(11,452)	—	—	13,632	(11,452)
Other loans and receivables	—	—	—	—	—	—
Total	$13,700	$(11,452)	$41,272	$(1,156)	$54,972	$(12,608)

	As of December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$59,925	$(1,858)	$—	$—	$59,925	$(1,858)
Securitization certificates	15,799	(1,988)	—	—	15,799	(1,988)
Other loans and receivables	—	—	—	—	—	—
Total	$75,724	$(3,846)	$—	$—	$75,724	$(3,846)

The following table sets forth the amortized cost and fair value of investments in loans and securities by contractual maturities, as of the date indicated (in thousands):

	As of June 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$650	$1,009	$248,723	$247,677	$249,373	$248,686
Securitization certificates	733	654	892,618	658,095	893,351	658,749
Other loans and receivables	—	—	8,043	3,990	8,043	3,990
Total (1)	$1,383	$1,663	$1,149,384	$909,762	$1,150,767	$911,425

	As of December 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,405	$2,387	$89,249	$88,038	$91,654	$90,425
Securitization certificates	103	103	715,543	623,970	715,646	624,073
Other loans and receivables	—	—	4,574	2,295	4,574	2,295
Total (1)	$2,508	$2,490	$809,366	$714,303	$811,874	$716,793

(1) Based on weighted average life of expected cash flows.

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investments in loans and securities, available for sale:
Proceeds from sales/maturities/prepayments	$30,925	$65,375	$66,822	$91,360
Write-offs charged against the allowance	$850	$2,663	$2,299	$7,286
Additions to allowance for credit losses	$(53,062)	$(12,643)	$(79,913)	$(85,613)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Three Months Ended June 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(121,349)	$(5,011)	$(126,360)
Additions to allowance for credit losses not previously recorded	—	(23,628)	—	(23,628)
Additions to allowance for credit losses arising from purchases	—	—	—	—
Additions (reductions) on securities with previous allowance	—	(29,100)	(334)	(29,434)
Write-offs charged against the allowance	—	—	850	850
Balance, end of period	$—	$(174,077)	$(4,053)	$(178,130)

	Six Months Ended June 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(26,593)	—	(26,593)
Additions to allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(48,805)	(1,269)	(50,074)
Write-offs charged against the allowance	—	—	2,299	2,299
Recoveries of amounts previously written off	—	—	442	442
Balance, end of period	$—	$(174,077)	$(4,053)	$(178,130)

	Three Months Ended June 30, 2023
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(65,572)	$(2,775)	$(68,347)
Additions to allowance for credit losses not previously recorded	—	(8,715)	(3,928)	(12,643)
Write-offs charged against the allowance	—	—	2,663	2,663
Balance, end of period	$—	$(74,287)	$(4,040)	$(78,327)

	Six Months Ended June 30, 2023
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$—	$—	$—
Additions to allowance for credit losses not previously recorded	—	(74,287)	(11,326)	(85,613)
Write-offs charged against the allowance	—	—	7,286	7,286
Balance, end of period	$—	$(74,287)	$(4,040)	$(78,327)

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	Carrying Value
	June 30, 2024	December 31, 2023
Investments in Pagaya SmartResi F1 Fund, LP (1)	$17,488	$17,357
Other (2)	9,105	9,026
Total	$26,593	$26,383

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
Consolidated VIEs
As of June 30, 2024 and December 31, 2023, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of June 30, 2024	$111,185	$—	$111,185
As of December 31, 2023	$132,660	$—	$132,660
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of June 30, 2024	$807,029	$807,029	$8,548,921
As of December 31, 2023	$591,030	$591,030	$8,363,402

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion. During the three and six months ended June 30, 2024, the Company purchased approximately $14.5 million and $19.5 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $13.4 million and $18.4 million, respectively, in general and administrative expenses with respect to these loans. During the three and six months ended June 30, 2023, the Company did not purchase any loans from the Financing Vehicles.

NOTE 7 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York, Israel and several other locations.
The security deposits for the leases are $4.0 million and $4.8 million as of June 30, 2024 and December 31, 2023, respectively, which have been recognized as restricted cash, non-current in the unaudited condensed consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rent expense	$2,938	$3,345	$5,849	$6,786
Variable lease payments	$80	$(12)	$174	$131
Sublease income	$1,003	$1,066	$2,008	$2,120

Maturities of the Company’s operating lease liabilities as of June 30, 2024 were as follows (in thousands):

2024	$4,735
2025	8,495
2026	8,495
2027	7,333
2028	6,453
Thereafter	20,728
Total	56,239
Less: imputed interest	(10,283)
Total operating lease liabilities	$45,956

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

Contractual Obligations and Commitments — During 2023, the Company entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of June 30, 2024, the total remaining contractual obligations are approximately $6.1 million, of which $4.9 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of June 30, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $29.2 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet.

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

As of June 30, 2024, the total fee receivables from related parties are $88.5 million, which consist of $80.4 million from securitization vehicles and $8.1 million from other Financing Vehicles. As of December 31, 2023, the total fee receivables from related parties are $84.8 million, which consists of $78.4 million from securitization vehicles and $6.3 million from other Financing Vehicles.

As of June 30, 2024 and December 31, 2023, prepaid expenses and other assets include amounts due from related parties of $6.4 million and $7.9 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended June 30, 2024, the total revenue from related parties is $175.3 million, which consists of $157.2 million from securitization vehicles and $18.1 million from other Financing Vehicles. For the six months ended June 30, 2024, the total revenue from related parties is $353.8 million, which consists of $319.8 million from securitization vehicles and $34.0 million from other Financing Vehicles. For the three months ended June 30, 2023, the total revenue from related parties is $148.2 million, which consists of $137.8 million from securitization vehicles and $10.4 million from other Financing Vehicles. For the six months ended June 30, 2023, the total revenue from related parties is $302.0 million, which consists of $269.4 million from securitization vehicles and $32.5 million from other Financing Vehicles.

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion. During the three and six months ended June 30, 2024, the Company purchased approximately $14.5 million and $19.5 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $13.4 million and $18.4 million, respectively, in general and administrative expenses with respect to these loans. During the three and six months ended June 30, 2023, the Company did not purchase any loans from the Financing Vehicles.

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

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$58,007	$190,679	$248,686
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	662,739	662,739
Liabilities:
Warrant liability	$1,086	$585	$—	$1,671

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$90,425	$—	$90,425
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	626,368	626,368
Liabilities:
Warrant liability	$2,106	$1,136	$—	$3,242

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1 and 2)

The Company used the value of the Public Warrants (Level 1) as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following tables summarize the Warrant liability activity for the three and six months ended June 30, 2024 and 2023 (in thousands):

Three Months Ended June 30, 2024
Balance as of March 31, 2024	$1,342
Change in fair value	329
Balance as of June 30, 2024	$1,671

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$3,242
Change in fair value	(1,571)
Balance as of June 30, 2024	$1,671

Three Months Ended June 30, 2023
Balance as of March 31, 2023	$1,210
Change in fair value	2,625
Balance as of June 30, 2023	$3,835

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$1,400
Change in fair value	2,435
Balance as of June 30, 2023	$3,835

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities Available for Sale (Level 3)

As of June 30, 2024, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the unaudited condensed consolidated statements of comprehensive income (loss). Declines in fair value due to credit are reflected in other income (expenses), net on the unaudited condensed consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$825,121	$380,266	$626,368	$—
Transfer to Level 3	—	—	10,469	339,041
Additions	146,821	151,607	406,696	273,339
Cash received	(19,559)	(47,261)	(42,572)	(56,381)
Change in fair value	(45,905)	7,186	(67,632)	4,146
Credit-related impairment loss	(53,060)	(9,980)	(79,911)	(78,327)
Balance, end of period	$853,418	$481,818	$853,418	$481,818

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$894,151	$507,166	$716,793	$—
Transfer from held-to-maturity to available for sale at fair value	—	—	—	480,437
Additions	146,821	151,607	408,459	273,339
Cash received	(30,925)	(65,375)	(66,822)	(91,360)
Change in fair value	(45,562)	7,037	(67,094)	6,366
Credit-related impairment loss	(53,060)	(9,980)	(79,911)	(78,327)
Balance, end of period	$911,425	$590,455	$911,425	$590,455

Significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	6.0%	17.0%	15.4%
Loss rate	5.6%	31.0%	17.6%
Prepayment rate	0.0%	22.5%	9.7%

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	8.0%	15.0%	15.0%
Loss rate	4.9%	31.0%	15.7%
Prepayment rate	4.0%	40.0%	9.9%

Financial Assets and Liabilities Not Recorded at Fair Value
The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$267,926	$267,926	$—	$—	$267,926
Fees and other receivables	126,447	—	126,447	—	126,447
Total assets	$394,373	$267,926	$126,447	$—	$394,373

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$222,541	$222,541	$—	$—	$222,541
Fees and other receivables	113,707	—	113,707	—	113,707
Total assets	$336,248	$222,541	$113,707	$—	$336,248

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of June 30, 2024, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B

Ordinary Shares. As of June 30, 2024, the Company had 5,000,000 Preferred Shares outstanding, 58,943,381 Class A Ordinary Shares outstanding and 12,652,310 Class B Ordinary Shares outstanding.

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

As of June 30, 2024 and December 31, 2023, the Company had reserved ordinary shares for future issuance as follows:

	June 30, 2024	December 31, 2023
Share options	3,840,172	4,250,988
Options to restricted shares	20,025,410	20,046,080
RSUs	3,754,702	3,034,203
Ordinary share warrants	2,076,014	2,076,014
Redeemable convertible preferred shares	5,000,000	5,000,000
Shares available for future grant of equity awards(1)	8,978,511	5,231,186
Shares reserved for issuance under the ESPP	891,858	—
Total shares of ordinary share reserved	44,566,667	39,638,471
(1) Reflects the application of the automatic increase of shares reserved under the Company's 2022 Share Incentive Plan (the "2022 Plan") on January 1 of 2023 and 2024 pursuant to the terms of the 2022 Plan. For more information on the automatic increases see our Form 10-K.

Ordinary Share Warrants

The Company has accounted for the ordinary share warrants as equity-classified warrants as they met the requirements for equity classification under ASC 815, including whether the ordinary share warrants are indexed to the Company’s own ordinary shares. For warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash other income or expense in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2024, there were 433,946 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,901 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants and Private Placement Warrants) with an exercise price of $138 per share to purchase one Class A Ordinary Share.

Ordinary Shares Purchase Agreement

During the three months ended June 30, 2024, the Company did not issue any shares under the Equity Financing Purchase Agreement. During the six months ended June 30, 2024, 298,057 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $5.2 million, and related fee of $0.2 million was expensed.

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

The following table summarized the Company’s share option activity during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2023	4,250,988	$7.2	7.2	$43,940
Granted	—	—
Exercised	(269,644)	2.7
Forfeited	(141,172)	14.2
Balance, June 30, 2024	3,840,172	$7.1	6.7	$20,515
Vested and exercisable, June 30, 2024	3,224,405	$5.3	6.5	$22,835

There was no grant of share options during the six months ended June 30, 2024. The aggregate intrinsic value of options exercised was approximately $2.6 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively. The total fair value of share options vested for the six months ended June 30, 2024 and 2023, was $62.6 million and $58.9 million, respectively.

As of June 30, 2024, unrecognized compensation expense related to unvested share options was approximately $31.7 million, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

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

The following table summarized the Company’s RSU activity during the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31,2023	3,034,203	$15.6
Granted	2,570,103	10.7
Vested	(1,481,470)	13.5
Forfeited	(368,134)	17.9
Unvested at June 30, 2024	3,754,702	$12.8

As of June 30, 2024, unrecognized compensation expense related to RSUs was approximately $41.7 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021. See Note 16 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.

The following table summarized the Company’s options to restricted shares activity during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2023	20,046,080	$19.4	7.2	$—
Granted	—	—
Exercised	(3,274)	12.2
Forfeited	(17,396)	32.8
Balance, June 30, 2024	20,025,410	$19.4	6.7	$—
Vested and exercisable, June 30, 2024	16,552,883	$19.2	6.7	$—

At June 30, 2024, unrecognized compensation expense related to options to restricted shares was approximately $15.8 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of June 30, 2024, 0.9 million shares of our Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.3 million for six months ended June 30, 2024.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Technology, data and product development	$3,069	$2,990	$5,974	$5,448
Selling and marketing	3,867	4,756	6,719	7,510
General and administrative	11,108	12,462	20,826	23,617
Total	$18,044	$20,208	$33,519	$36,575

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

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s effective tax rates for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes	$(68,167)	$(27,133)	$(94,826)	$(119,089)
Income tax expense	14,512	5,006	19,515	11,673
Effective tax rate	(21.3)%	(18.4)%	(20.6)%	(9.8)%

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

The following tables set forth the calculation of basic and diluted net loss per share attributable to ordinary shareholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(61,600)	$(13,185)	$(78,174)	$(17,834)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	59,113,574	12,652,310	55,461,550	12,652,310
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.04)	$(1.04)	$(1.41)	$(1.41)

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(23,643)	$(7,654)	$(69,619)	$(22,649)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	45,031,922	14,577,866	44,809,108	14,577,866
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.53)	$(0.53)	$(1.55)	$(1.55)

The following potentially dilutive outstanding securities as of June 30, 2024 and 2023 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods:

	June 30,
	2024	2023
Share options	3,539,256	4,760,490
Options to restricted shares	20,025,410	20,113,280
RSUs	3,754,702	3,507,033
Ordinary share warrants	2,016,321	2,016,330
Redeemable convertible preferred shares	5,000,000	5,000,000
Net potential dilutive outstanding securities	34,335,689	35,397,133

NOTE 15 - SUBSEQUENT EVENTS

On July 30, 2024, the Company announced that it entered into a definitive agreement to acquire 100% of the equity of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The transaction is expected to close in the fourth quarter of 2024.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $2.2 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the six months ended June 30, 2024, our top 5 ABS investors contributed approximately 50% of our total ABS funding, which remained constant compared to 50% in the year ended December 31, 2023.

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
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Network Volume	$2,331	$1,957	$4,750	$3,807

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

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Revenue from fees	$242,594	$185,685	$479,598	$360,939
Other Income
Interest income	8,193	10,193	15,937	20,590
Investment income (loss)	(443)	(266)	85	721
Total Revenue and Other Income	250,344	195,612	495,620	382,250
Production costs	145,602	120,613	290,483	245,670
Technology, data and product development (1)	21,935	17,663	41,315	38,794
Sales and marketing (1)	13,331	14,558	23,588	28,858
General and administrative (1)	64,449	53,016	127,517	104,142
Total Costs and Operating Expenses	245,317	205,850	482,903	417,464
Operating Income (Loss)	5,027	(10,238)	12,717	(35,214)
Other expense, net	(73,194)	(16,895)	(107,543)	(83,875)
Loss Before Income Taxes	(68,167)	(27,133)	(94,826)	(119,089)
Income tax expense	14,512	5,006	19,515	11,673
Net Loss	(82,679)	(32,139)	(114,341)	(130,762)
Less: Net loss attributable to noncontrolling interests	(7,894)	(842)	(18,333)	(38,494)
Net Loss Attributable to Pagaya Technologies Ltd.	$(74,785)	$(31,297)	$(96,008)	$(92,268)

Per share data:
Net loss per share:
Basic and Diluted (2)	$(1.04)	$(0.53)	$(1.41)	$(1.55)
Non-GAAP adjusted net income (loss) (3)	$7,188	$886	$20,519	$(10,129)
Non-GAAP adjusted net income (loss) per share (3):
Basic (2)	$0.10	$0.01	$0.30	$(0.17)
Diluted (2)	$0.10	$0.01	$0.30	$(0.17)
Weighted average shares outstanding:
Basic and Diluted (2)	71,765,884	59,609,788	68,113,860	59,386,974
Weighted average shares outstanding (Non-GAAP):
Basic (2)	71,765,884	59,609,788	68,113,860	59,386,974
Diluted (2)	73,002,689	60,330,996	69,485,741	60,105,698

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Technology, data and product development	$3,069	$2,990	$5,974	$5,448
Sales and marketing	3,867	4,756	6,719	7,510
General and administrative	11,108	12,462	20,826	23,617
Total share-based compensation in operating expenses	$18,044	$20,208	$33,519	$36,575
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

(3) See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this and Adjusted EBITDA.
Comparison of Three Months Ended June 30, 2024 and 2023
Total Revenue and Other Income

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$242,594	$185,685	$56,909	31%
Interest income	8,193	10,193	(2,000)	(20)%
Investment income (loss)	(443)	(266)	(177)	(67)%
Total Revenue and Other Income	$250,344	$195,612	$54,732	28%

Total revenue and other income, increased by $54.7 million, or 28%, to $250.3 million for the three months ended June 30, 2024 from $195.6 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income.

Revenue from fees for the three months ended June 30, 2024 increased by $56.9 million, or 31%, to $242.6 million, compared to the same period in 2023. The increase was primarily due to a $54.3 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $167.5 million for the three months ended June 30, 2023 to $221.8 million for the three months ended June 30, 2024. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 19.1% from $2.0 billion for the three months ended June 30, 2023 to $2.3 billion for the three months ended June 30, 2024. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS transactions affected by tighter economic environment during the three months ended June 30, 2024.

Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $2.7 million from $18.2 million for the three months ended June 30, 2023 to $20.8 million for the three months ended June 30, 2024, reflecting an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income decreased by $2.0 million, or 20%, to $8.2 million for the three months ended June 30, 2024 from $10.2 million for the three months ended June 30, 2023. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease in interest income was primarily the result of changes in structure and composition of asset portfolio, partially offset by higher interest income on our cash balances.
Investment income (loss) decreased by $0.2 million to a loss of $0.4 million for the three months ended June 30, 2024, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Production costs	$145,602	$120,613
Technology, data and product development	21,935	17,663
Sales and marketing	13,331	14,558
General and administrative	64,449	53,016
Total Costs and Operating Expenses	$245,317	$205,850

Production Costs

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production costs	$145,602	$120,613	$24,989	21%

Production costs increased by $25.0 million, or 21%, to $145.6 million for the three months ended June 30, 2024 from $120.6 million for the three months ended June 30, 2023. This increase was predominantly due to increases in Network Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product development

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$21,935	$17,663	$4,272	24%

Technology, data and product development costs for the three months ended June 30, 2024 increased $4.3 million, or 24%, compared to the same period in 2023. The increase was primarily driven by a $4.4 million increase in depreciation of capitalized software, inclusive of impairment charges, and a $0.6 million increase in overhead allocation and other miscellaneous costs. These increases were partially offset by a $0.9 million decrease in compensation expenses.

During the three months ended June 30, 2024 and 2023, we capitalized $5.9 million and $7.5 million of software development costs, respectively. Depreciation expense, including impairment charges, for capitalized software development costs was $7.9 million and $3.5 million during the three months ended June 30, 2024 and 2023, respectively.

Sales and Marketing

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$13,331	$14,558	$(1,227)	(8)%
Sales and marketing costs for the three months ended June 30, 2024 decreased $1.2 million, or 8%, compared to the same period in 2023, primarily driven by a $1.0 million decrease in compensation expenses due to decreased headcount. Also contributing to the decrease was a $0.3 million decrease in expenses related to marketing.

General and Administrative

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
General and administrative	$64,449	$53,016	$11,433	22%

General and administrative costs for the three months ended June 30, 2024 increased $11.4 million, or 22%, compared to the same period in 2023. Excluding a $13.4 million loss from loan purchases during the three months ended June 30, 2024, general and administrative costs decreased $2.0 million, primarily driven by a $1.5 million decrease in miscellaneous costs, including overhead allocations, and a $0.6 million decrease in professional expenses.

Other Expense, Net

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(73,194)	$(16,895)	$(56,299)	(333)%
Other expense, net for the three months ended June 30, 2024 increased $56.3 million compared to the same period in 2023. The increase was primarily due to a higher credit-related impairment loss of $44.9 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. We are not exposed economically to a significant portion of these fair value changes as certain investments are held within consolidated VIEs. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” Also contributing to the increase was higher interest expenses of $14.3 million due to higher interest rates and increased borrowings to support business growth, partially offset by a $2.3 million favorable impact from the changes in fair value remeasurement of warrants.

Income Tax Expense

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax expense	$14,512	$5,006	$9,506	190%
Income tax expense for the three months ended June 30, 2024 increased $9.5 million, compared to the same period in 2023. The increase was primarily driven by geographical mix of taxable net income.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(7,894)	$(842)	$(7,052)	(838)%
Net loss attributable to noncontrolling interests for the three months ended June 30, 2024 increased $7.1 million compared to the same period in 2023. The increase was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income of $1.4 million generated from risk retention holdings offset by the credit-related impairment loss of $9.2 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
Comparison of Six Months Ended June 30, 2024 and 2023

Total Revenue and Other Income

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$479,598	$360,939	$118,659	33%
Interest income	15,937	20,590	(4,653)	(23)%
Investment income	85	721	(636)	(88)%
Total Revenue and Other Income	$495,620	$382,250	$113,370	30%
Total revenue and other income, increased by $113.4 million, or 30%, to $495.6 million for the six months ended June 30, 2024 from $382.3 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income.
Revenue from fees for the six months ended June 30, 2024 increased by $118.7 million, or 33%, to $479.6 million, compared to the same period in 2023. The increase was primarily due to a $115.6 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $321.5 million for the six months ended June 30, 2023 to $437.1 million for the six months ended June 30, 2024. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 25% from $3.8 billion for the six months ended June 30, 2023 to $4.8 billion for the six months ended June 30, 2024. Capital execution fees earned from our ABS transactions for the six months ended June 30, 2023 remained relatively flat compared to the same period in 2023.
Contract fees, comprised of administration and management fees and performance fees, increased by $3.1 million from $39.4 million for the six months ended June 30, 2023 to $42.5 million for the six months ended June 30, 2024, reflecting an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income decreased by $4.7 million, or 23%, to $15.9 million for the six months ended June 30, 2024 from $20.6 million for the six months ended June 30, 2023. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease in interest income was primarily the result of changes in structure and composition of the investments in loans and securities portfolio, partially offset by higher interest income on our cash balances.
Investment income decreased by $0.6 million to $0.1 million for the six months ended June 30, 2024 from $0.7 million for six months ended June 30, 2023, reflecting a less favorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Production costs	$290,483	$245,670
Technology, data and product development	41,315	38,794
Sales and marketing	23,588	28,858
General and administrative	127,517	104,142
Total Costs and Operating Expenses	$482,903	$417,464

Production Costs

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production costs	$290,483	$245,670	$44,813	18%
Production costs increased by $44.8 million, or 18%, to $290.5 million for the six months ended June 30, 2024 from $245.7 million for the six months ended June 30, 2023. This increase was predominantly due to increases in Network Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product Development

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$41,315	$38,794	$2,521	6%

Technology, data and product development costs for the six months ended June 30, 2024 increased $2.5 million, or 6%, compared to the same period in 2023. The increase was primarily driven by a $6.0 million increase in depreciation of capitalized software, inclusive of impairment charges, and a $1.6 million increase in overhead allocation and other miscellaneous costs. These increases were partially offset by a $4.0 million decrease in compensation expenses and a $1.2 million decrease in server costs.

During the six months ended June 30, 2024 and 2023, we capitalized $12.2 million and $13.6 million of software development costs, respectively. Depreciation expense, including impairment charges, for capitalized software development costs was $13.5 million and $7.5 million during the six months ended June 30, 2024 and 2023, respectively.

Sales and Marketing

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$23,588	$28,858	$(5,270)	(18)%
Sales and marketing costs for the six months ended June 30, 2024 decreased $5.3 million, or 18%, compared to the same period in 2023, primarily driven by a $4.3 million decrease in compensation expenses due to decreased headcount and a $0.9 million decrease in expenses related to marketing and miscellaneous costs.

General and Administrative

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
General and administrative	$127,517	$104,142	$23,375	22%

General and administrative costs for the six months ended June 30, 2024 increased $23.4 million, or 22%, compared to the same period in 2023. Excluding a $18.4 million loss from loan purchases during the six months ended June 30, 2024, general and administrative costs increased $4.9 million, primarily driven by a $6.6 million increase in professional and transaction-related expenses supporting business initiatives, partially offset by a $1.2 million decrease in compensation expenses and a $0.5 million decrease in miscellaneous costs, including overhead allocations.

Other Expense, Net

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(107,543)	$(83,875)	$(23,668)	(28)%
Other expense, net for the six months ended June 30, 2024 increased $23.7 million, compared to the same period in 2023. The increase was primarily due to a higher interest expenses of $26.7 million due to higher interest rates and increased borrowing to support business growth, and a higher credit-related impairment loss of $2.1 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. We are not exposed economically to a significant portion of these fair value changes as certain investments are held within consolidated VIEs. For further information, please see “—Net Income (Loss) Attributable to Noncontrolling Interests.” These increases were partially offset by a $4.0 million favorable impact from the changes in fair value remeasurement of warrants.

Income Tax Expense

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax expense	$19,515	$11,673	$7,842	67%
Income tax expense for the six months ended June 30, 2024 increased $7.8 million, compared to the same period in 2023. The increase was primarily driven by geographical mix of taxable net income.

Net Loss Attributable to Noncontrolling Interests

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(18,333)	$(38,494)	$20,161	52%
Net loss attributable to noncontrolling interests for the six months ended June 30, 2024 decreased by $20.2 million, or 52%, compared to the same period in 2023. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income of $3.2 million generated from risk retention holdings offset by the credit-related impairment loss of $21.4 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
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

FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA
FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fee Revenue Less Production Cost (FRLPC)	$96,992	$65,072	$189,115	$115,269
Adjusted Net Income (Loss)	$7,188	$886	$20,519	$(10,129)
Adjusted EBITDA	$50,305	$17,494	$90,120	$19,542

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

The following tables present a reconciliation of the most directly comparable U.S. GAAP measure to FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from fees	$242,594	$185,685	$479,598	$360,939
Production costs	145,602	120,613	290,483	245,670
Fee Revenue Less Production Cost (FRLPC)	$96,992	$65,072	$189,115	$115,269

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss Attributable to Pagaya Technologies Ltd.	$(74,785)	$(31,297)	$(96,008)	$(92,268)
Adjusted to exclude the following:
Share-based compensation	18,044	20,208	33,519	36,575
Fair value adjustment to warrant liability	329	2,625	(1,571)	2,435
Impairment loss on certain investments	58,179	4,236	77,662	30,648
Write-off of capitalized software	2,561	106	2,561	1,630
Restructuring expenses	2,725	1,146	3,545	4,966
Transaction-related expenses	135	2,025	535	2,025
Non-recurring expenses	—	1,837	276	3,860
Adjusted Net Income (Loss)	$7,188	$886	$20,519	$(10,129)
Adjusted to exclude the following:
Interest expenses	21,563	7,134	36,727	10,014
Income tax expense	14,512	5,006	19,515	11,673
Depreciation and amortization	7,042	4,468	13,359	7,984
Adjusted EBITDA	$50,305	$17,494	$90,120	$19,542

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the principal sources of liquidity were cash, cash equivalents and restricted cash of $267.9 million and $222.5 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

As of August 8, 2024, the price of our Class A Ordinary Shares was $15.10 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Risk Factors—We have and may need to continue to raise additional funds in the future, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business” and “Risk Factors—Risks Related to Ownership of our Class A Ordinary Shares and Warrants” in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024.

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

During the three months ended June 30, 2024, the Company did not issue any shares under the Equity Financing Purchase Agreement. During the six months ended June 30, 2024, 298,057 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $5.2 million.
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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$35,961	$(25,513)
Net cash used in investing activities	$(351,287)	$(190,867)
Net cash provided by financing activities	$362,434	$213,359
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of June 30, 2024, we had 591 employees, including 149 full-time Darwin employees, compared to 712 on December 31, 2023. During the second quarter of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the six months ended June 30, 2024 was $36.0 million, an increase of $61.5 million from net cash used in operating activities of $25.5 million for the same period in 2023. This reflects our net loss including noncontrolling interests of $114.3 million, adjusted for non-cash charges of $129.1 million, and net cash inflows of $21.2 million from changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $1.6 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value (we are not exposed economically to a portion of these fair value changes as certain investments are held within consolidated VIEs), (2) share-based compensation, which decreased by $3.1 million, (3) depreciation and amortization, which increased by $5.4 million primarily from capitalized software, and (4) fair value adjustment to warrant liability, which decreased by $4.0 million driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities increased by $42.1 million to net cash inflows of $21.2 million for the six months ended June 30, 2024 compared to net cash outflows of $20.9 million for the same period in 2023, reflecting cost saving initiatives.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the six months ended June 30, 2024, net cash used in investing activities of $351.3 million was primarily attributable to purchases of risk retention assets of $408.5 million, which increased by $135.1 million driven by business growth, partially offset by proceeds received from existing risk retention assets of $66.8 million, which decreased by $24.5 million.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities of $362.4 million was primarily attributable to $230.4 million of net proceeds from issuance of long-term debt, net of repayments, $90.0 million of net proceeds from the ordinary share offering, $128.5 million from secured borrowings executed to finance certain risk retention assets, net of repayments, and $5.3 million of proceeds from the issuance of our Class A Ordinary Shares under the Equity Financing Purchase Agreement. These net cash inflows were partially offset by $90.0 million of repayments of the SVB revolving credit facility.

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

As of June 30, 2024, the Company had an outstanding balance of $232.6 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and the Company had letters of credit issued in the amount of $19.8 million, and $15.2 million of remaining capacity available under the Revolving Credit Facility. The Company is in compliance with all covenants.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of June 30, 2024, the total remaining contractual obligations are approximately $56.2 million, of which $4.7 million is for the next 12 months. In 2023, we entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of June 30, 2024, the total remaining contractual obligations are approximately $6.1 million, of which $4.9 million is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of June 30, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $29.2 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet.
For a discussion of our long-term debt obligations and operating lease obligations as of June 30, 2024, see Note 4 and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles, which we contractually administer. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 8 to the unaudited condensed consolidated financial statements elsewhere included in this Quarterly Report.

Critical Accounting Estimates

Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in our Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2024.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of June 30, 2024 and December 31, 2023, we were exposed to credit risk on $911 million and $717 million, respectively, of investments in loans and securities held on our consolidated balance sheet, with $831 million and $618 million, respectively, representing net exposure exclusive of non-controlling interests. We implemented portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework is intended to deliver timely and actionable feedback credit risk exposures.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings

Please refer to Note 8. “Commitments and Contingencies” of the accompanying notes to our unaudited condensed consolidated financial statements.

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

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

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

Item 5. Other Information

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, four officers or directors entered into 10b5-1 trading arrangements. First, on July 2, 2024, after terminating a legacy 10b5-1 plan on May 10, 2024, Tami Rosen, a director and the Company’s Chief Development Officer, entered into a new 10b5-1 Plan, with an end date of April 7, 2025, to sell a maximum aggregate of 62,465 shares. Second, on July 2, 2024, Avital Pardo, a director and Chief Technology Officer of the Company, entered into a 10b5-1 Plan, with an end date of October 1, 2025, to sell a maximum aggregate of 300,000 shares. Third, on July 2, 2024, Yahav Yulzari, a director and Chief Revenue Officer of the Company, entered into a 10b5-1 Plan, with an end date of October 1, 2025, to sell a maximum aggregate of 300,000 shares. Fourth, on June 24, 2024, Evangelos Perros, the Company’s Chief Financial Officer, entered into a 10b5-1 Plan, with an end date of December 31, 2024, to sell a maximum aggregate of 23,7912 shares. Note that the maximum number of shares for these plans include shares that the directors will sell, at the time of vesting, to cover their tax liability.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Departure of Chief Operating Officer; Appointment of New Chief Operating Officer and Chief Commercial Officer

Effective August 8, 2024, Mr. Amol Naik resigned from his role as Chief Operating Officer of the Company. In connection with his departure, the Company entered into a Release and Settlement Agreement, filed herewith as Exhibit 10.1.

As announced by the Company on August 5, 2024, Mr. Ralph Leung, age 47, has joined the Company as Chief Operating Officer and Chief Commercial Officer. From 2021 until joining the Company, Mr. Leung served as Chief Financial Officer of Achieve, a consumer fintech. Prior to that, he served as Chief Financial Officer of Fivestars, a two-sided consumer merchant network. In connection with his appointment, Mr. Leung entered into an Employment Agreement with the Company pursuant to which he is entitled to an annual salary of $650,000, an annual target bonus of $600,000 and an equity grant, subject to the approval of the Board of Directors. In addition, Mr. Leung will be entitled to a performance-based bonus and will participate in other compensation and benefit programs commensurate with other Company executives at his level.

Mr. Leung’s appointment is not pursuant to any arrangement or understanding with respect to any other person. There are no family relationships between Mr. Leung and any director, executive officer or other person requiring disclosure under Item 401(d) of Regulation S-K. There are no transactions in which Mr. Leung has an interest requiring disclosure under Item 404(a) of Regulation S-K. The Company does not deem Mr. Leung to be an “executive officer,” as such term is defined in Rule 3b-7, promulgated under the Securities Exchange Act of 1934, as amended.

2 Does not include shares that may be acquired through vesting of stock grants, exercise of options or open market purchases.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on February 15, 2024 (incorporated by reference to Exhibit 99.1 of Pagaya Technologies Ltd. Current Report on Form 6-K filed with the SEC on February 15, 2024)

10.1	General Release and Settlement Agreement between Amol Naik and Pagaya Technologies US LLC
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

PAGAYA TECHNOLOGIES LTD.

Date: August 9, 2024	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: August 9, 2024	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer