Form 10-Q
period 2024-09-30
Pagaya Technologies Ltd.
filed 2024-11-12
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the registrant had 61,003,320 Class A Ordinary Shares, no par value, outstanding and 12,652,310 Class B Ordinary Shares, no par value, outstanding, and 5,000,000 Series A Preferred Shares, no par value, outstanding.

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

iii

PART I - Financial Information
Item 1. Financial Statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$147,099	$186,478
Restricted cash	17,617	16,874
Fees and other receivables (including related party receivables of $55,591 and $51,036 as of September 30, 2024 and December 31, 2023, respectively)	98,280	79,526
Investments in loans and securities	11,251	2,490
Prepaid expenses and other current assets (including related party assets of $15,660 and $7,896 as of September 30, 2024 and December 31, 2023, respectively)	24,214	18,034
Total current assets	298,461	303,402
Restricted cash	16,331	19,189
Fees and other receivables (including related party receivables of $30,783 and $33,739 as of September 30, 2024 and December 31, 2023, respectively)	30,783	34,181
Investments in loans and securities	912,131	714,303
Equity method and other investments	25,778	26,383
Right-of-use assets	34,087	55,729
Property and equipment, net	39,359	41,557
Goodwill	10,945	10,945
Intangible assets	638	2,550
Prepaid expenses and other assets	1,064	137
Deferred offering costs	1,198	—
Total non-current assets	1,072,314	904,974
Total Assets	$1,370,775	$1,208,376
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,835	$1,286
Accrued expenses and other liabilities	32,550	28,562
Current maturities of operating lease liabilities	5,491	6,931
Current portion of long-term debt	12,750	—
Secured borrowing	195,457	37,685
Income taxes payable	2,370	461
Total current liabilities	254,453	74,925
Non-current liabilities:
Warrant liability	2,884	3,242
Revolving credit facility	15,000	90,000
Long-term debt	217,424	—
Secured borrowing	213,268	234,028
Operating lease liabilities	27,693	43,940
Long-term tax liabilities	22,839	22,135
Deferred tax liabilities, net	189	107
Total non-current liabilities	499,297	393,452
Total Liabilities	753,750	468,377
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023; aggregate liquidation preference of $150,000 as of September 30, 2024 and December 31, 2023. (1)	74,250	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 60,160,631 and 49,390,936 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. (1)	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 12,652,310 and 12,652,310 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. (1)	—	—
Additional paid-in capital	1,258,862	1,101,914
Accumulated other comprehensive income (loss)	(90,432)	444
Accumulated deficit	(706,121)	(542,637)
Total Pagaya Technologies Ltd. shareholders’ equity	462,309	559,721
Noncontrolling interests	80,466	106,028
Total shareholders’ equity	542,775	665,749
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,370,775	$1,208,376
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Revenue from fees (including related party revenues of $174,177 and $157,590 for the three months ended September 30, 2024 and 2023, respectively, and $528,021 and $459,581 for the nine months ended September 30, 2024 and 2023, respectively)	$249,283	$201,447	$728,881	$562,386
Other Income
Interest income	8,735	10,375	24,672	30,965
Investment income (loss) (1)	(784)	(65)	(699)	656
Total Revenue and Other Income	257,234	211,757	752,854	594,007
Production costs	148,965	128,792	439,448	374,462
Technology, data and product development	16,655	18,039	57,970	56,833
Sales and marketing	11,440	11,339	35,028	40,197
General and administrative	57,790	53,425	185,307	157,567
Total Costs and Operating Expenses	234,850	211,595	717,753	629,059
Operating Income (Loss)	22,384	162	35,101	(35,052)
Other expenses, net	(108,139)	(47,260)	(215,682)	(131,135)
Loss Before Income Taxes	(85,755)	(47,098)	(180,581)	(166,187)
Income tax expense (benefit)	(11,524)	(1,158)	7,991	10,515
Net Loss Including Noncontrolling Interests	(74,231)	(45,940)	(188,572)	(176,702)
Less: Net loss attributable to noncontrolling interests	(6,755)	(24,188)	(25,088)	(62,682)
Net Loss Attributable to Pagaya Technologies Ltd.	$(67,476)	$(21,752)	$(163,484)	$(114,020)
Per share data:
Net loss per share attributable to Pagaya Technologies Ltd.:
Basic and Diluted (2)	$(0.93)	$(0.36)	$(2.35)	$(1.91)
Weighted average shares outstanding:
Basic and Diluted (2)	72,728,667	60,713,648	69,619,813	59,617,660
(1) Includes income from proprietary investments.
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss Including Noncontrolling Interests	$(74,231)	$(45,940)	$(188,572)	$(176,702)
Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale, net	(19,179)	5,084	(86,273)	27,911
Comprehensive Loss Including Noncontrolling Interests	$(93,410)	$(40,856)	$(274,845)	$(148,791)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6,552)	(21,126)	(20,485)	(39,469)
Comprehensive Loss Attributable to Pagaya Technologies Ltd.	$(86,858)	$(19,730)	$(254,360)	$(109,322)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – June 30, 2024	5,000,000	$74,250	71,595,691	$—	$1,235,677	$(71,050)	$(638,645)	$525,982	$89,592	$615,574
Issuance of ordinary shares upon exercise of share options			250,881		1,736			1,736		1,736
Issuance of ordinary shares upon vesting of RSUs			390,712		—			—		—
Issuance of ordinary shares upon employee stock purchase plan			59,145		665			665		665
Share-based compensation					13,890			13,890		13,890
Issuance of ordinary shares from the Equity Financing Purchase Agreement			516,512		6,894			6,894		6,894
Return of capital to interests in consolidated VIEs									(2,574)	(2,574)
Other comprehensive income (loss)						(19,382)		(19,382)	203	(19,179)
Net income (loss)							(67,476)	(67,476)	(6,755)	(74,231)
Balance – September 30, 2024	5,000,000	$74,250	72,812,941	$—	$1,258,862	$(90,432)	$(706,121)	$462,309	$80,466	$542,775

Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options			523,799		2,495			2,495		2,495
Issuance of ordinary shares upon vesting of RSUs			1,872,182		—			—		—
Issuance of ordinary shares upon employee stock purchase plan			59,145		665			665		665
Share-based compensation					51,600			51,600		51,600
Issuance of ordinary shares, net of issuance cost of $5,312			7,500,000		89,956			89,956	—	89,956
Issuance of ordinary shares from the Equity Financing Purchase Agreement			814,569		12,232			12,232	—	12,232
Contributions of interests in consolidated VIEs								—	2,815	2,815
Return of capital to interests in consolidated VIEs								—	(7,892)	(7,892)
Other comprehensive income (loss)						(90,876)		(90,876)	4,603	(86,273)
Net income (loss)							(163,484)	(163,484)	(25,088)	(188,572)
Balance – September 30, 2024	5,000,000	$74,250	72,812,941	$—	$1,258,862	$(90,432)	$(706,121)	$462,309	$80,466	$542,775

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – June 30, 2023	5,000,000	74,250	59,075,752	—	1,027,687	1,963	(506,467)	523,183	179,940	703,123
Issuance of ordinary shares upon exercise of share options			172,921		1,108			1,108		1,108
Issuance of ordinary shares upon vesting of RSUs			50,235					—		—
Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.			10,681		—			—		—
Issuance of ordinary shares from the Equity Financing Purchase Agreement			144,569		3,793			3,793		3,793
Share-based compensation					23,177			23,177		23,177
Reversal of issuance costs associated with the Business Combination and PIPE Investment					4,401			4,401		4,401
Contributions of interests in consolidated VIEs								—	3,942	3,942
Return of capital to interests in consolidated VIEs								—	(26,836)	(26,836)
Other comprehensive income (loss)						2,022		2,022	3,062	5,084
Net income (loss)							(21,752)	(21,752)	(24,188)	(45,940)
Balance – September 30, 2023	5,000,000	$74,250	59,454,158	$—	$1,060,166	$3,985	$(528,219)	$535,932	$135,920	$671,852

Balance – December 31, 2022	—	—	56,942,632	—	968,432	(713)	(414,199)	553,520	211,903	765,423
Issuance of ordinary shares upon exercise of warrants			16,304	—				—		—
Issuance of ordinary shares upon exercise of share options			538,684	—	2,538			2,538		2,538
Issuance of ordinary shares upon vesting of RSUs			286,142	—				—		—
Issuance of preferred shares, net of issuance costs of $750	5,000,000	74,250			—			—		—
Share-based compensation					62,868			62,868		62,868
Reversal of issuance costs associated with the Business Combination and PIPE Investment					4,401			4,401		4,401
Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.			1,525,827		18,134			18,134		18,134
Issuance of ordinary shares from the Equity Financing Purchase Agreement			144,569		3,793			3,793		3,793
Reclassification of investments						(1,881)		(1,881)	18,341	16,460
Contributions of interests in consolidated VIEs								—	19,235	19,235
Return of capital to interests in consolidated VIEs								—	(55,749)	(55,749)
Other comprehensive income (loss)						6,579		6,579	4,872	11,451

Net income (loss)							(114,020)	(114,020)	(62,682)	(176,702)
Balance – September 30, 2023	5,000,000	$74,250	59,454,158	$—	$1,060,166	$3,985	$(528,219)	$535,932	$135,920	$671,852
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss including noncontrolling interests	$(188,572)	$(176,702)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method (income) loss	699	(655)
Depreciation and amortization	20,475	13,161
Share-based compensation	45,852	57,312
Fair value adjustment to warrant liability	(358)	3,763
Impairment loss on investments in loans and securities	155,960	115,644
Write-off of capitalized software	3,145	1,935
Tax benefit related to release of valuation allowance	—	(1,162)
Long-term debt issuance costs amortization	2,065	—
Loss (gain) on foreign exchange	4,178	(302)
Other non-cash items	367	—
Change in operating assets and liabilities:
Fees and other receivables	(15,332)	(7,666)
Deferred tax liabilities, net	82	13
Prepaid expenses and other assets	(8,213)	1,812
Right-of-use assets	1,462	6,435
Accounts payable	4,607	(374)
Accrued expenses and other liabilities	4,121	(16,682)
Operating lease liability	(441)	(6,433)
Income tax / long-term tax liabilities	4,360	529
Net cash provided by (used in) operating activities	34,457	(9,372)
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities	89,905	134,101
Equity method and other investments	31	—
Cash and restricted cash acquired from Darwin Homes, Inc.	—	1,608
Payments for the purchase of:
Investments in loans and securities	(538,727)	(436,242)
Property and equipment	(13,761)	(15,555)
Equity method and other investments	(125)	—
Net cash used in investing activities	(462,677)	(316,088)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	89,956	—
Proceeds from long-term debt	244,725	—
Proceeds from issuance of redeemable convertible preferred shares, net	—	74,250
Proceeds from secured borrowing	254,895	314,276
Proceeds received from noncontrolling interests	2,815	19,235
Proceeds from revolving credit facility	59,000	110,000
Proceeds from exercise of stock options and stock purchase plan	3,160	2,538
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	11,865	3,793
Distributions made to noncontrolling interests	(7,892)	(39,321)
Payments made to revolving credit facility	(134,000)	(25,000)
Payments made to secured borrowing	(117,883)	(182,358)
Payments made to long-term debt	(9,563)	—
Long-term debt issuance costs	(7,974)	—
Settlement of share-based compensation in satisfaction of tax withholding requirements	—	(650)

Payments for deferred offering costs	(1,198)	—
Net cash provided by financing activities	387,906	276,763
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,180)	(4,201)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,494)	(52,898)
Cash, cash equivalents and restricted cash, beginning of period	222,541	337,076
Cash, cash equivalents and restricted cash, end of period	$181,047	$284,178
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheet to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$147,099	$252,578
Restricted cash - current	17,617	26,280
Restricted cash - non-current	16,331	5,320
Total cash, cash equivalents, and restricted cash	$181,047	$284,178

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

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and the Company’s consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $229.1 million and $184.0 million for the three months ended September 30, 2024 and 2023, respectively, and $666.2 million and $505.5 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied. From time to time the Company may provide certain incentives to Financing Vehicles. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

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

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $20.1 million and $17.4 million for the three months ended September 30, 2024 and 2023, respectively, and $62.7 million and $56.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognizes administration fees over the service period for the Financing Vehicles managed or administered by the Company.

Performance fees are earned when certain Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance. As such, there are revenues that result from performance obligations satisfied in the previous year. During the three months ended September 30, 2024, $0.3 million worth of fees represent performance obligations satisfied in 2023 that were less than the original estimate. During the nine months ended September 30, 2024, $2.9 million worth of fees represent performance obligations satisfied in 2023 that were greater than the original estimate. During the three and nine months ended September 30, 2023, $1.8 million and $0.1 million, respectively, worth of fees represent performance obligations satisfied in 2022 that were greater than the original estimate.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Services transferred at a point in time	$235,594	$191,379	$691,485	$535,684
Services transferred over time	13,689	10,068	37,396	26,702
Total revenue from fees, net	$249,283	$201,447	$728,881	$562,386
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of September 30, 2024 or December 31, 2023.

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. Four customers, including three related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 65% for three months ended September 30, 2024. Two customers, including one related party, individually represented greater than 10% of total revenue and collectively totaled approximately 25% for nine months ended September 30, 2024. Four customers, including three related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 71% for the three months ended September 30, 2023. Two related party customers individually represented greater than 10% of total revenue and collectively totaled approximately 24% for the nine months ended September 30, 2023.

NOTE 4 - BORROWINGS

As of September 30, 2024 and December 31, 2023, the Company had secured borrowings, inclusive of current and non-current portions, with an outstanding balance of $408.7 million and $271.7 million, respectively, long-term debt, inclusive of current and non-current portions, with an outstanding balance of $230.2 million and $0.0 million, respectively, and a revolving credit facility with an outstanding balance of $15.0 million and $90.0 million, respectively. The Company was in compliance with all covenants as of September 30, 2024.

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in the Company’s balance sheet. As of September 30, 2024 and December 31, 2023, the outstanding principal balance under the repurchase agreements was $378.3 million and $251.4 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet, with a weighted average interest rate of approximately sixteen percent and thirteen percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both September 30, 2024 and December 31, 2023.

Receivables Facility

In October 2022, Pagaya Receivables LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders, which provides for a 3-year loan facility (the “Receivables Facility”) in a maximum principal amount of $22 million to finance certain eligible receivables purchased from sponsored securitization transactions. In June 2023, the Company amended the agreement and increased the maximum principal amount by $10 million to $32 million. In June 2024, the Company amended the agreement pursuant to which the maximum principal amount was increased from $32 million to $45 million and the term was extended until June 2026. Borrowings under the Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%, and the balance is repaid using cash proceeds received from the receivables. As of September 30, 2024 and December 31, 2023, the outstanding principal balance under the Receivables Facility was $30.4 million and $20.3 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet.

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

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. Accrued interest of $7.7 million was recorded within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2024.

As of September 30, 2024, the Company had an outstanding balance of $230.2 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and its aggregate future maturities consists of the following (in thousands):

September 30, 2024
2024	$3,188
2025	12,750
2026	12,750
2027	12,750
2028	12,750
Thereafter	191,250
Total	245,438
Debt issuance costs	(15,264)
Total long-term debt, net of debt issuance costs	$230,174

As of September 30, 2024, the Company had letters of credit issued in the amount of $15.2 million, and $4.8 million of remaining capacity available under the Revolving Credit Facility.

As of December 31, 2023, the Company had an outstanding balance of $90.0 million under the SVB Revolving Credit Facility.

NOTE 5 - INVESTMENTS IN LOANS AND SECURITIES

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investments in loans and securities as of September 30, 2024 and December 31, 2023 were as follows (in thousands). As provided in Note 6, a portion of these investments in loans and securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of September 30, 2024
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$278,376	$514	$(675)	$—	$278,215
Securitization certificates	971,470	13,314	(93,548)	(251,125)	640,111
Other loans and receivables	6,865	—	—	(1,809)	5,056
Total	$1,256,711	$13,828	$(94,223)	$(252,934)	$923,382
(1) Excludes accrued interest receivable of $13.4 million included in Fees and other receivables.

	As of December 31, 2023
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$91,654	$629	$(1,858)	$—	$90,425
Securitization certificates	715,646	18,684	(11,578)	(98,679)	624,073
Other loans and receivables	4,574	—	—	(2,279)	2,295
Total	$811,874	$19,313	$(13,436)	$(100,958)	$716,793
(1) Excludes accrued interest receivable of $12.5 million included in Fees and other receivables.

The following tables set forth the fair value and gross unrealized losses on investments in loans and securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of September 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$68	$(1)	$28,418	$(674)	$28,486	$(675)
Securitization certificates	18,507	(4,929)	—	—	18,507	(4,929)
Other loans and receivables	—	—	—	—	—	—
Total	$18,575	$(4,930)	$28,418	$(674)	$46,993	$(5,604)

	As of December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$59,925	$(1,858)	$—	$—	$59,925	$(1,858)
Securitization certificates	15,799	(1,988)	—	—	15,799	(1,988)
Other loans and receivables	—	—	—	—	—	—
Total	$75,724	$(3,846)	$—	$—	$75,724	$(3,846)

The following table sets forth the amortized cost and fair value of investments in loans and securities by contractual maturities, as of the date indicated (in thousands):

	As of September 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$10,549	$10,489	$267,827	$267,726	$278,376	$278,215
Securitization certificates	762	762	970,708	639,349	971,470	640,111
Other loans and receivables	—	—	6,865	5,056	6,865	5,056
Total (1)	$11,311	$11,251	$1,245,400	$912,131	$1,256,711	$923,382

	As of December 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,405	$2,387	$89,249	$88,038	$91,654	$90,425
Securitization certificates	103	103	715,543	623,970	715,646	624,073
Other loans and receivables	—	—	4,574	2,295	4,574	2,295
Total (1)	$2,508	$2,490	$809,366	$714,303	$811,874	$716,793

(1) Based on expected maturity date cash flows.

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investments in loans and securities, available for sale:
Proceeds from sales/maturities/prepayments	$23,083	$42,741	$89,905	$134,101
Write-offs charged against the allowance	$4,810	$37,758	$7,109	$38,636
Additions to allowance for credit losses	$(79,171)	$(37,314)	$(159,085)	$(115,640)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Three Months Ended September 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(174,077)	$(4,053)	$(178,130)
Additions to allowance for credit losses not previously recorded	—	(21,118)	—	(21,118)
Additions (reductions) on securities with previous allowance	—	(55,930)	(2,123)	(58,053)
Write-offs charged against the allowance	—	—	4,810	4,810
Recoveries of amounts previously written off	—	—	(443)	(443)
Balance, end of period	$—	$(251,125)	$(1,809)	$(252,934)

	Nine Months Ended September 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(112,263)	—	(112,263)
Additions to allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(40,183)	(3,393)	(43,576)
Write-offs charged against the allowance	—	—	7,109	7,109
Recoveries of amounts previously written off	—	—	—	—
Balance, end of period	$—	$(251,125)	$(1,809)	$(252,934)

	Three Months Ended September 30, 2023
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(74,288)	$(3,160)	$(77,448)
Additions to allowance for credit losses not previously recorded	—	(36,999)	(315)	(37,314)
Write-offs charged against the allowance	—	36,821	937	37,758
Balance, end of period	$—	$(74,466)	$(2,538)	$(77,004)

	Nine Months Ended September 30, 2023
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$—	$—	$—
Additions to allowance for credit losses not previously recorded	—	(111,287)	(4,353)	(115,640)
Write-offs charged against the allowance	—	36,821	1,815	38,636
Balance, end of period	$—	$(74,466)	$(2,538)	$(77,004)

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	Carrying Value
	September 30, 2024	December 31, 2023
Investments in Pagaya SmartResi F1 Fund, LP (1)	$16,381	$17,357
Other (2)	9,397	9,026
Total	$25,778	$26,383

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
Consolidated VIEs
As of September 30, 2024 and December 31, 2023, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of September 30, 2024	$99,959	$—	$99,959
As of December 31, 2023	$132,660	$—	$132,660
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of September 30, 2024	$828,444	$828,444	$10,044,814
As of December 31, 2023	$591,030	$591,030	$8,363,402

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion. During the three and nine months ended September 30, 2024, the Company purchased approximately $14.5 million and $34.0 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $12.8 million and $31.2 million, respectively, in general and administrative expenses with respect to these loans. During the three and nine months ended September 30, 2023, the Company did not purchase any loans from the Financing Vehicles.

NOTE 7 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York, Israel and several other locations.
The security deposits for the leases are $3.3 million and $4.8 million as of September 30, 2024 and December 31, 2023, respectively, which have been recognized as restricted cash, non-current in the unaudited condensed consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rent expense	$2,900	$3,275	$8,748	$10,061
Variable lease payments	$87	$72	$260	$203
Sublease income	$999	$1,035	$3,007	$3,154

Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	6.4	7.4
Weighted-average discount rate	8.7%	6.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease right-of-use assets recognized in exchange for new operating lease obligations (1)	$(19,961)	$—	$(20,179)	$290

(1) During the three and nine months ended September 30, 2024, $20.0 million and $20.2 million, respectively, of operating lease right-of-use assets and corresponding lease liability were derecognized as a result of early termination.

Maturities of the Company’s operating lease liabilities as of September 30, 2024 were as follows (in thousands):

2024	$2,355
2025	7,355
2026	7,000
2027	5,883
2028	5,093
Thereafter	15,104
Total	42,790
Less: imputed interest	(9,606)
Total operating lease liabilities	$33,184

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings — From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the consolidated statements of financial position and these matters are immaterial.

Contractual Obligations and Commitments — During 2023, the Company entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of September 30, 2024, the total remaining contractual obligations are approximately $4.9 million, all of which is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception and each reporting period, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of September 30, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $30.1 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet.

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

As of September 30, 2024, the total fee receivables from related parties are $86.4 million, which consist of $78.9 million from securitization vehicles and $7.5 million from other Financing Vehicles. As of December 31, 2023, the total fee receivables from related parties are $84.8 million, which consists of $78.4 million from securitization vehicles and $6.3 million from other Financing Vehicles.

As of September 30, 2024 and December 31, 2023, prepaid expenses and other assets include amounts due from related parties of $15.7 million and $7.9 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended September 30, 2024, the total revenue from related parties is $174.2 million, which consists of $154.3 million from securitization vehicles and $19.9 million from other Financing Vehicles. For the nine months ended September 30, 2024, the total revenue from related parties is $528.0 million, which consists of $474.1 million from securitization vehicles and $53.9 million from other Financing Vehicles. For the three months ended September 30, 2023, the total revenue from related parties is $157.6 million, which consists of $149.0 million from securitization vehicles and $8.6 million from other Financing Vehicles. For the nine months ended September 30, 2023, the total revenue from related parties is $459.6 million, which consists of $418.4 million from securitization vehicles and $41.2 million from other Financing Vehicles.

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion. During the three and nine months ended September 30, 2024, the Company purchased approximately $14.5 million and $34.0 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $12.8 million and $31.2 million, respectively, in general and administrative expenses with respect to these loans. During the three and nine months ended September 30, 2023, the Company did not purchase any loans from the Financing Vehicles.

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

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$48,530	$229,685	$278,215
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	645,167	645,167
Liabilities:
Warrant liability	$1,874	$1,010	$—	$2,884

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$90,425	$—	$90,425
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	626,368	626,368
Liabilities:
Warrant liability	$2,106	$1,136	$—	$3,242

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1 and 2)

The Company used the value of the Public Warrants (Level 1) as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following tables summarize the Warrant liability activity for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Three Months Ended September 30, 2024
Balance as of June 30, 2024	$1,671
Change in fair value	1,213
Balance as of September 30, 2024	$2,884

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$3,242
Change in fair value	(358)
Balance as of September 30, 2024	$2,884

Three Months Ended September 30, 2023
Balance as of June 30, 2023	$3,835
Change in fair value	1,328
Balance as of September 30, 2023	$5,163

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$1,400
Change in fair value	3,763
Balance as of September 30, 2023	$5,163

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities Available for Sale (Level 3)

As of September 30, 2024, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the unaudited condensed consolidated statements of comprehensive income (loss). Declines in fair value due to credit are reflected in other income (expenses), net on the unaudited condensed consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$853,418	$481,818	$626,368	$—
Transfer to Level 3(1)	—	—	10,469	339,041
Additions	130,271	162,903	536,966	432,127
Cash received	(13,077)	(25,942)	(55,649)	(78,208)
In-kind distributions	—	(11,460)	—	(11,460)
Change in fair value	(19,711)	3,984	(87,342)	8,131
Credit-related impairment loss, net of recoveries	(76,049)	(37,316)	(155,960)	(115,644)
Balance, end of period	$874,852	$573,987	$874,852	$573,987

(1) Transfer in 2023 represents a transfer from held-to-maturity to available for sale at fair value, effectuated on January 1, 2023.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$911,425	$590,455	$716,793	$—
Transfer from held-to-maturity to available for sale at fair value	—	—	—	480,437
Additions	130,268	162,903	538,727	436,242
Cash received	(23,083)	(42,741)	(89,905)	(134,101)
In-kind distributions (non-cash)	—	(12,730)	—	(12,730)
Change in fair value	(19,179)	5,083	(86,273)	11,450
Credit-related impairment loss, net of recoveries	(76,049)	(37,316)	(155,960)	(115,644)
Balance, end of period	$923,382	$665,654	$923,382	$665,654

Significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.0%	15.0%
Loss rate	5.8%	32.7%	16.9%
Prepayment rate	0.0%	20.0%	10.4%

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	8.0%	15.0%	15.0%
Loss rate	4.9%	31.0%	15.7%
Prepayment rate	4.0%	40.0%	9.9%

Financial Assets and Liabilities Not Recorded at Fair Value
The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$181,047	$181,047	$—	$—	$181,047
Fees and other receivables	129,063	—	129,063	—	129,063
Total assets	$310,110	$181,047	$129,063	$—	$310,110

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash	$222,541	$222,541	$—	$—	$222,541
Fees and other receivables	113,707	—	113,707	—	113,707
Total assets	$336,248	$222,541	$113,707	$—	$336,248

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of September 30, 2024, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of September 30, 2024, the Company had 5,000,000 Preferred Shares outstanding, 60,160,631 Class A Ordinary Shares outstanding and 12,652,310 Class B Ordinary Shares outstanding.

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

As of September 30, 2024 and December 31, 2023, the Company had reserved ordinary shares for future issuance as follows:

	September 30, 2024	December 31, 2023
Share options	3,489,238	4,250,988
Options to restricted shares	19,970,330	20,046,080
RSUs	3,155,558	3,034,203
Ordinary share warrants	2,154,586	2,076,014
Redeemable convertible preferred shares	5,000,000	5,000,000
Shares available for future grant of equity awards(1)	9,186,943	5,231,186
Shares reserved for issuance under the ESPP	832,713	—
Total shares of ordinary share reserved	43,789,368	39,638,471
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

As of September 30, 2024, there were 433,942 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,900 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, 78,578 warrants expiring in September 2034 with an exercise price of $0.01 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants and Private Placement Warrants) with an exercise price of $138 per share to purchase one Class A Ordinary Share.

Ordinary Shares Purchase Agreement

During the three months ended September 30, 2024, 516,512 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $6.7 million, and related fee of $0.2 million was expensed. During the nine months ended September 30, 2024, 814,569 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $11.9 million, and related fee of $0.4 million was expensed. On September 25, 2024, the Company terminated the Equity Financing Purchase Agreement.

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

The following table summarized the Company’s share option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2023	4,250,988	$7.2	7.2	$43,940
Granted	4,450	—
Exercised	(508,941)	6.1
Forfeited	(257,259)	21.2
Balance, September 30, 2024	3,489,238	$6.4	6.4	$20,949
Vested and exercisable, September 30, 2024	3,148,937	$5.3	6.3	$22,276

The aggregate intrinsic value of options exercised was approximately $3.2 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively. The total fair value of share options vested for the nine months ended September 30, 2024 and 2023, was $58.8 million and $63.6 million, respectively.

The assumptions used to estimate the fair value of share options granted for the nine months ended September 30, 2024 September 30, 2024 were as follows:

Expected volatility	95.5%
Expected term (in years)	5.7
Risk free interest	3.6%
Dividend yield	—

As of September 30, 2024, unrecognized compensation expense related to unvested share options was approximately $21.4 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

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

The following table summarized the Company’s RSU activity during the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31,2023	3,034,203	$15.6
Granted	2,803,283	10.9
Vested	(1,872,182)	13.8
Forfeited	(809,746)	15.2
Unvested at September 30, 2024	3,155,558	$12.6

As of September 30, 2024, unrecognized compensation expense related to RSUs was approximately $32.0 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021. See Note 16 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.

The following table summarized the Company’s options to restricted shares activity during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2023	20,046,080	$19.4	7.2	$—
Granted	—	—
Exercised	(14,858)	12.2
Forfeited	(60,892)	40.6
Balance, September 30, 2024	19,970,330	$19.4	6.5	$—
Vested and exercisable, September 30, 2024	16,541,299	$19.3	6.5	$—

At September 30, 2024, unrecognized compensation expense related to options to restricted shares was approximately $13.1 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the three and nine months ended September 30, 2024, 59,145 shares were issued under the ESPP. As of September 30, 2024, 0.8 million shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.4 million for the nine months ended September 30, 2024.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Technology, data and product development	$1,011	$3,467	$6,985	$8,915
Selling and marketing	2,875	3,469	9,594	10,979
General and administrative	8,447	13,801	29,273	37,418
Total	$12,333	$20,737	$45,852	$57,312

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

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s effective tax rates for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes	$(85,755)	$(47,098)	$(180,581)	$(166,187)
Income tax expense (benefit)	(11,524)	(1,158)	7,991	10,515
Effective tax rate	13.4%	2.5%	(4.4)%	(6.3)%

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The change in the effective tax rate was primarily due to discrete tax expenses related to a change in an uncertain tax position in the three and nine months ended September 30, 2024. The difference between the effective tax rate and the statuary tax rate in Israel mainly related to valuation allowance in Israel and tax expenses in the United States.

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

The following tables set forth the calculation of basic and diluted net loss per share attributable to ordinary shareholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(55,737)	$(11,739)	$(133,773)	$(29,711)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	60,076,357	12,652,310	56,967,503	12,652,310
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.93)	$(0.93)	$(2.35)	$(2.35)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(16,672)	$(5,080)	$(86,396)	$(27,624)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	46,533,452	14,180,196	45,173,807	14,443,853
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.36)	$(0.36)	$(1.91)	$(1.91)

The following potentially dilutive outstanding securities as of September 30, 2024 and 2023 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods:

	September 30,
	2024	2023
Share options	3,161,986	4,486,788
Options to restricted shares	19,970,330	20,092,340
RSUs	3,155,558	3,444,892
Ordinary share warrants	2,016,321	2,016,330
Redeemable convertible preferred shares	5,000,000	5,000,000
Net potential dilutive outstanding securities	33,304,195	35,040,350

NOTE 15 - SUBSEQUENT EVENTS

Exchangeable Senior Notes

On October 1, 2024, the Company, through a wholly owned subsidiary of the Company, issued $160 million aggregate principal amount of its 6.125% Exchangeable Senior Notes (“Notes”) due 2029. The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025. The Notes will mature on October 1, 2029, unless earlier repurchased, redeemed, or exchanged.

The Notes are exchangeable for cash, Class A Ordinary Shares (no par value) of the Company, or a combination of cash and Class A Ordinary Shares, at the election of the Company, subject to certain conditions.

Acquisition of Theorem

On October 22, 2024, the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares ($7.5 million worth as of the closing date), with an additional contingent consideration based on achievement of certain performance objectives defined in the purchase agreement. As the transaction has closed recently, the purchase accounting has not yet been

Credit Agreement Amendment

On November 5, 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement (see Note 4), dated as of February 2, 2024. Pursuant to the Amendment, the Company incurred incremental term loans in an aggregate principal amount of $72 million (with the ability to incur additional incremental term loans in an aggregate principal amount up to $28 million on or before December 31, 2024), bringing the total principal amount of the Term Loan Facility to $327 million.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $2.4 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the nine months ended September 30, 2024, our top 5 ABS investors contributed approximately 53% of our total ABS funding compared to 50% in the year ended December 31, 2023.

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
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Network Volume	$2,351	$2,112	$7,101	$5,919

Network Volume
We believe the Network Volume metric to be a suitable proxy for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. In addition, Network Volume directly influences Fee Revenue Less Production Cost (FRLPC), a key non-GAAP measure we use to assess operational efficiency. The growth in Network Volume highlights the scalability of our business, which, in turn, affects our operational leverage and profitability. Network Volume is primarily driven by our relationships with our Partners and SFR Partners. We believe that Network Volume has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. As a result, the expansion of Network Volume provides insights into the effectiveness of our business strategies and the ability to leverage operational efficiencies across different asset classes. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, residential real estate, and point-of-sale receivables.
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

Results of Operations

The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Revenue from fees	$249,283	$201,447	$728,881	$562,386
Other Income
Interest income	8,735	10,375	24,672	30,965
Investment income (loss)	(784)	(65)	(699)	656
Total Revenue and Other Income	257,234	211,757	752,854	594,007
Production costs	148,965	128,792	439,448	374,462
Technology, data and product development (1)	16,655	18,039	57,970	56,833
Sales and marketing (1)	11,440	11,339	35,028	40,197
General and administrative (1)	57,790	53,425	185,307	157,567
Total Costs and Operating Expenses	234,850	211,595	717,753	629,059
Operating Income (Loss)	22,384	162	35,101	(35,052)
Other expense, net	(108,139)	(47,260)	(215,682)	(131,135)
Loss Before Income Taxes	(85,755)	(47,098)	(180,581)	(166,187)
Income tax expense (benefit)	(11,524)	(1,158)	7,991	10,515
Net Loss	(74,231)	(45,940)	(188,572)	(176,702)
Less: Net loss attributable to noncontrolling interests	(6,755)	(24,188)	(25,088)	(62,682)
Net Loss Attributable to Pagaya Technologies Ltd.	$(67,476)	$(21,752)	$(163,484)	$(114,020)

Per share data:
Net loss per share:
Basic and Diluted (2)	$(0.93)	$(0.36)	$(2.35)	$(1.91)
Non-GAAP adjusted net income (3)	$33,122	$14,296	$53,641	$4,167
Non-GAAP adjusted net income per share (3):
Basic (2)	$0.46	$0.24	$0.77	$0.07
Diluted (2)	$0.44	$0.22	$0.75	$0.07
Weighted average shares outstanding:
Basic and Diluted (2)	72,728,667	60,713,648	69,619,813	59,617,660
Weighted average shares outstanding (Non-GAAP):
Basic (2)	72,728,667	60,713,648	69,619,813	59,617,660
Diluted (2)	74,465,363	66,366,055	71,130,891	61,512,327

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Technology, data and product development	$1,011	$3,467	$6,985	$8,915
Sales and marketing	2,875	3,469	9,594	10,979
General and administrative	8,447	13,801	29,273	37,418
Total share-based compensation in operating expenses	$12,333	$20,737	$45,852	$57,312
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

(3) See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this and Adjusted EBITDA.
Comparison of Three Months Ended September 30, 2024 and 2023

Total Revenue and Other Income

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$249,283	$201,447	$47,836	24%
Interest income	8,735	10,375	(1,640)	(16)%
Investment income (loss)	(784)	(65)	(719)	(1106)%
Total Revenue and Other Income	$257,234	$211,757	$45,477	21%

Total revenue and other income, increased by $45.5 million, or 21%, to $257.2 million for the three months ended September 30, 2024 from $211.8 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income.

Revenue from fees for the three months ended September 30, 2024 increased by $47.8 million, or 24%, to $249.3 million, compared to the same period in 2023. The increase was primarily due to a $45.1 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $184.0 million for the three months ended September 30, 2023 to $229.1 million for the three months ended September 30, 2024. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 11.3% from $2.1 billion for the three months ended September 30, 2023 to $2.4 billion for the three months ended September 30, 2024. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS transactions affected by tighter economic environment during the three months ended September 30, 2024.

Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $2.7 million from $17.4 million for the three months ended September 30, 2023 to $20.1 million for the three months ended September 30, 2024, reflecting an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income decreased by $1.6 million, or 16%, to $8.7 million for the three months ended September 30, 2024 from $10.4 million for the three months ended September 30, 2023. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease in interest income was primarily the result of changes in structure and composition of asset portfolio, partially offset by higher interest income on our cash balances.
Investment income (loss) decreased by $0.7 million to a loss of $0.8 million for the three months ended September 30, 2024, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Production costs	$148,965	$128,792
Technology, data and product development	16,655	18,039
Sales and marketing	11,440	11,339
General and administrative	57,790	53,425
Total Costs and Operating Expenses	$234,850	$211,595

Production Costs

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production costs	$148,965	$128,792	$20,173	16%

Production costs increased by $20.2 million, or 16%, to $149.0 million for the three months ended September 30, 2024 from $128.8 million for the three months ended September 30, 2023. This increase was predominantly due to increases in Network Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product development

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$16,655	$18,039	$(1,384)	(8)%

Technology, data and product development costs for the three months ended September 30, 2024 decreased $1.4 million, or 8%, compared to the same period in 2023. The decrease was primarily driven by a $4.2 million decrease in compensation expenses, partially offset by a $2.2 million increase in depreciation of capitalized software, inclusive of impairment charges and a $0.8 million increase in professional expenses.

During the three months ended September 30, 2024 and 2023, we capitalized $5.7 million and $7.0 million of software development costs, respectively. Depreciation expense, including impairment charges, for capitalized software development costs was $6.6 million and $4.4 million during the three months ended September 30, 2024 and 2023, respectively.

Sales and Marketing

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$11,440	$11,339	$101	1%
Sales and marketing costs for the three months ended September 30, 2024 remained relatively flat compared to the same period in 2023.

General and Administrative

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
General and administrative	$57,790	$53,425	$4,365	8%

General and administrative costs for the three months ended September 30, 2024 increased $4.4 million, or 8%, compared to the same period in 2023. Excluding a $12.8 million loss from loan purchases during the three months ended September 30, 2024, general and administrative costs decreased $8.4 million, primarily driven by a $5.1 million decrease in compensation expenses, a $1.6 million decrease in professional expenses, and a $1.9 million decrease in overhead allocation and other miscellaneous costs.

Other Expense, Net

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(108,139)	$(47,260)	$(60,879)	(129)%
Other expense, net for the three months ended September 30, 2024 increased $60.9 million compared to the same period in 2023. The increase was primarily due to a higher credit-related impairment loss of $40.6 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. We are not exposed economically to a portion of these fair value changes as certain investments are held within consolidated VIEs. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” Also contributing to the increase was higher interest expenses of $17.5 million due to higher interest rates and increased borrowings to support business growth.

Income Tax Expense

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(11,524)	$(1,158)	$(10,366)	(895)%
Income tax benefit for the three months ended September 30, 2024 increased $10.4 million, compared to the same period in 2023. The increase was primarily driven by discrete tax expenses related to a change in the reserve estimate for an uncertain tax position related to credit loss on investments in loans and securities during the three months ended September 30, 2024.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(6,755)	$(24,188)	$17,433	72%
Net loss attributable to noncontrolling interests for the three months ended September 30, 2024 decreased $17.4 million compared to the same period in 2023. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income of $1.2 million generated from risk retention holdings offset by the credit-related impairment loss of $7.9 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
Comparison of Nine Months Ended September 30, 2024 and 2023

Total Revenue and Other Income

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$728,881	$562,386	$166,495	30%
Interest income	24,672	30,965	(6,293)	(20)%
Investment income	(699)	656	(1,355)	(207)%
Total Revenue and Other Income	$752,854	$594,007	$158,847	27%
Total revenue and other income, increased by $158.8 million, or 27%, to $752.9 million for the nine months ended September 30, 2024 from $594.0 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income (loss).
Revenue from fees for the nine months ended September 30, 2024 increased by $166.5 million, or 30%, to $728.9 million, compared to the same period in 2023. The increase was primarily due to a $160.7 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $505.5 million for the nine months ended September 30, 2023 to $666.2 million for the nine months ended September 30, 2024. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 20% from $5.9 billion for the nine months ended September 30, 2023 to $7.1 billion for the nine months ended September 30, 2024. Capital execution fees earned from our ABS transactions for the nine months ended September 30, 2023 remained relatively flat compared to the same period in 2023.
Contract fees, comprised of administration and management fees and performance fees, increased by $5.8 million from $56.9 million for the nine months ended September 30, 2023 to $62.7 million for the nine months ended September 30, 2024, reflecting an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income decreased by $6.3 million, or 20%, to $24.7 million for the nine months ended September 30, 2024 from $31.0 million for the nine months ended September 30, 2023. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The

decrease in interest income was primarily the result of changes in structure and composition of the investments in loans and securities portfolio, partially offset by higher interest income on our cash balances.
Investment income (loss) decreased by $1.4 million to a loss of $0.7 million for the nine months ended September 30, 2024 from an income of $0.7 million for nine months ended September 30, 2023, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Production costs	$439,448	$374,462
Technology, data and product development	57,970	56,833
Sales and marketing	35,028	40,197
General and administrative	185,307	157,567
Total Costs and Operating Expenses	$717,753	$629,059

Production Costs

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production costs	$439,448	$374,462	$64,986	17%
Production costs increased by $65.0 million, or 17%, to $439.4 million for the nine months ended September 30, 2024 from $374.5 million for the nine months ended September 30, 2023. This increase was predominantly due to increases in Network Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product Development

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$57,970	$56,833	$1,137	2%

Technology, data and product development costs for the nine months ended September 30, 2024 increased $1.1 million, or 2%, compared to the same period in 2023. The increase was primarily driven by a $8.2 million increase in depreciation of capitalized software, inclusive of impairment charges, and a $1.6 million increase in overhead allocation and other miscellaneous costs. These increases were partially offset by a $8.1 million decrease in compensation expenses and a $1.5 million decrease in server costs.

During the nine months ended September 30, 2024 and 2023, we capitalized $17.8 million and $20.5 million of software development costs, respectively. Depreciation expense, including impairment charges, for capitalized software development costs was $20.1 million and $11.9 million during the nine months ended September 30, 2024 and 2023, respectively.

Sales and Marketing

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$35,028	$40,197	$(5,169)	(13)%
Sales and marketing costs for the nine months ended September 30, 2024 decreased $5.2 million, or 13%, compared to the same period in 2023, primarily driven by a $4.6 million decrease in compensation expenses and a $0.5 million decrease in marketing and other miscellaneous costs.

General and Administrative

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
General and administrative	$185,307	$157,567	$27,740	18%

General and administrative costs for the nine months ended September 30, 2024 increased $27.7 million, or 18%, compared to the same period in 2023. Excluding a $31.2 million loss from loan purchases during the nine months ended September 30, 2024, general and administrative costs decreased $3.5 million, primarily driven by a $6.3 million decrease in compensation expenses and a $2.0 million decrease in miscellaneous costs, including overhead allocations, partially offset by a $5.0 million increase in professional and transaction-related expenses supporting business initiatives.

Other Expense, Net

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(215,682)	$(131,135)	$(84,547)	(64)%
Other expense, net for the nine months ended September 30, 2024 increased $84.5 million, compared to the same period in 2023. The increase was primarily due to a higher interest expenses of $44.2 million due to higher interest rates and increased borrowing to support business growth, and a higher credit-related impairment loss of $42.8 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. We are not exposed economically to a portion of these fair value changes as certain investments are held within consolidated VIEs. For further information, please see “—Net Income (Loss) Attributable to Noncontrolling Interests.” These increases were partially offset by a $4.1 million favorable impact from the changes in fair value remeasurement of warrants.

Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax expense	$7,991	$10,515	$(2,524)	(24)%
Income tax expense for the nine months ended September 30, 2024 decreased $2.5 million, compared to the same period in 2023. The decrease was primarily driven by discrete tax expenses related to a change in the reserve estimate for an uncertain tax position related to credit loss on investments in loans and securities during the nine months ended September 30, 2024.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(25,088)	$(62,682)	$37,594	60%
Net loss attributable to noncontrolling interests for the nine months ended September 30, 2024 decreased by $37.6 million, or 60%, compared to the same period in 2023. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income of $4.5 million generated from risk retention holdings offset by the credit-related impairment loss of $29.3 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
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

FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA
FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fee Revenue Less Production Cost (FRLPC)	$100,318	$72,655	$289,433	$187,924
Adjusted Net Income	$33,122	$14,296	$53,641	$4,167
Adjusted EBITDA	$56,085	$28,261	$146,205	$47,803

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

The following tables present a reconciliation of the most directly comparable U.S. GAAP measure to FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from fees	$249,283	$201,447	$728,881	$562,386
Production costs	148,965	128,792	439,448	374,462
Fee Revenue Less Production Cost (FRLPC)	$100,318	$72,655	$289,433	$187,924

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss Attributable to Pagaya Technologies Ltd.	$(67,476)	$(21,752)	$(163,484)	$(114,020)
Adjusted to exclude the following:
Share-based compensation	12,333	20,737	45,852	57,312
Fair value adjustment to warrant liability	1,213	1,328	(358)	3,763
Impairment loss on certain investments	81,827	9,130	159,489	39,778
Write-off of capitalized software	584	305	3,145	1,935
Restructuring expenses	38	484	3,583	5,450
Transaction-related expenses	1,072	2,472	1,607	4,497
Non-recurring expenses	3,531	1,592	3,807	5,452
Adjusted Net Income	$33,122	$14,296	$53,641	$4,167
Adjusted to exclude the following:
Interest expenses	27,371	9,918	64,098	19,932
Income tax expense (benefit)	(11,524)	(1,158)	7,991	10,515
Depreciation and amortization	7,116	5,205	20,475	13,189
Adjusted EBITDA	$56,085	$28,261	$146,205	$47,803

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the principal sources of liquidity were cash, cash equivalents and restricted cash of $181.0 million and $222.5 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

As of November 11, 2024, the price of our Class A Ordinary Shares was $16.89 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Risk Factors—We have and may need to continue to raise additional funds in the future, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business” and “Risk Factors—Risks Related to Ownership of our Class A Ordinary Shares and Warrants” in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024.

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

During the three months ended September 30, 2024, 516,512 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $6.7 million, and related fee of $0.2 million was expensed. During the nine months ended September 30, 2024, 814,569 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $11.9 million, and related fee of $0.4 million was expensed. On September 25, 2024, the Company terminated the Equity Financing Purchase Agreement.
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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$34,457	$(9,372)
Net cash used in investing activities	$(462,677)	$(316,088)
Net cash provided by financing activities	$387,906	$276,763
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of September 30, 2024, we had 534 employees, including 146 full-time Darwin employees, compared to 712 on December 31, 2023. During the second quarter of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $34.5 million, an increase of $43.8 million from net cash used in operating activities of $9.4 million for the same period in 2023. This reflects our net loss including noncontrolling interests of $188.6 million, adjusted for non-cash charges of $232.4 million, and net cash inflows of $9.4 million from changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $40.3 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value (we are not exposed economically to a portion of these fair value changes as certain investments are held within consolidated VIEs), (2) share-based compensation, which decreased by $11.5 million, (3) depreciation and amortization, which increased by $7.3 million primarily from capitalized software, and (4) fair value adjustment to warrant liability, which decreased by $4.1 million driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities increased by $13.0 million to net cash outflows of $9.4 million for the nine months ended September 30, 2024 compared to net cash outflows of $22.4 million for the same period in 2023, reflecting cost saving initiatives.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the nine months ended September 30, 2024, net cash used in investing activities of $462.7 million was primarily attributable to purchases of risk retention assets of $538.7 million, which increased by $102.5 million driven by business growth, partially offset by proceeds received from existing risk retention assets of $89.9 million, which decreased by $44.2 million.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities of $387.9 million was primarily attributable to $227.2 million of net proceeds from issuance of long-term debt, net of repayments, $90.0 million of net proceeds from the ordinary share offering, $137.0 million from secured borrowings executed to finance certain risk retention assets, net of repayments, and $11.9 million of proceeds from the issuance of our Class A Ordinary Shares under the Equity Financing Purchase Agreement. These net cash inflows were partially offset by $75.0 million of repayments of the SVB revolving credit facility.

Indebtedness

Exchangeable Senior Notes

On October 1, 2024, Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, issued $160 million in aggregate principal amount of 6.125% exchangeable senior notes due 2029 (the “Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The Company intends to use the net proceeds from the Notes to repay higher-cost debt and reduce interest expense, with the remainder allocated for general corporate purposes.

The Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025, and mature on October 1, 2029, unless earlier repurchased, redeemed, or exchanged. The Notes are exchangeable for cash, Class A Ordinary Shares of the Company, or a combination of both, at the Company’s discretion, subject to certain conditions.

The Notes are senior, unsecured obligations of Pagaya US and are fully and unconditionally guaranteed on a senior, unsecured basis by the Company. The Notes rank equally in right of payment with other senior, unsecured indebtedness and are structurally subordinated to all existing and future liabilities of Pagaya US’s subsidiaries.

Under specific conditions, noteholders have the option to exchange their Notes for Class A Ordinary Shares if certain market performance thresholds are met. These include, among others, the sale price of the Class A Ordinary Shares exceeding 130% of the initial exchange price for a specified number of trading days.

Pagaya US may redeem the Notes in whole or in part on or after October 5, 2027, subject to specific trading price thresholds. Redemption of the Notes could trigger certain provisions that adjust the exchange rate in favor of the holders.

Credit Agreement

On February 2, 2024, the Company entered into a certain Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million. On November 5, 2024, the Company amended the Credit Agreement to increase the Term Loan Facility by $72 million, bringing the total principal amount to $327 million. The additional funding under the Term Loan Facility is subject to the same terms and conditions as the original term loan.

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

As of September 30, 2024, the Company had an outstanding balance of $230.2 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and the Company had letters of credit issued in the amount of $15.2 million, and $4.8 million of remaining capacity available under the Revolving Credit Facility. The Company is in compliance with all covenants.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of September 30, 2024, the total remaining contractual obligations are approximately $43.2 million, of which $8.0 million is for the next 12 months. In 2023, we entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of September 30, 2024, the total remaining contractual obligations are approximately $4.9 million, all of which is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of September 30, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $30.1 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet.
For a discussion of our long-term debt obligations and operating lease obligations as of September 30, 2024, see Note 4 and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

During the nine months ended September 30, 2024, we have reassessed the critical accounting policies and estimates as described in Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 and determined that in addition to the updates below relating to fair value (previously identified as “Loans and investments in securities”), we no longer consider revenue recognition, consolidation and variable interest entities or recoverability of deferred tax assets to be critical accounting estimates as the application of the relevant US GAAP accounting policies does not involve significant levels of uncertainty.

We believe that the accounting policies discussed below are critical to our financial results and the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate and (2) changes in the estimate could have a material impact on our financial condition or results of operations. For further information, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K, which was filed with the SEC on April 25, 2024. It should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

Fair Value

Investments in loans and securities, which include whole loans and notes and residual interests in securitizations, are measured at fair value on a recurring basis. The estimate of fair value of these financial assets requires significant judgment. We use a discounted cash flow model to estimate the fair value of these financial assets based on the present value of estimated future cash flows. The cash flow model uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value of the particular financial asset. Primary inputs that require significant judgment include discount rates, net credit loss expectations, and expected prepayment rates.

As it relates to net credit loss expectations, the most significant unobservable input, management considers a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, recovery rates and current economic conditions. We also take into consideration certain qualitative factors, in which we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance.

Additionally, we determine whether an impairment has resulted from a credit loss or other factors. We determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

The underlying assumptions, estimates, and assessments we use to provide for fair value are assessed and updated quarterly, as necessary, to reflect our view of current conditions, which can result in changes to the fair value of investments in loans and securities. It is possible that we will experience material differences in the fair value of investments in loans and securities.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of September 30, 2024 and December 31, 2023, we were exposed to credit risk on $923 million and $717 million, respectively, of investments in loans and securities held on our consolidated balance sheet, with $851 million and $618 million, respectively, representing net exposure exclusive of non-controlling interests. We implemented portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework is intended to deliver timely and actionable feedback credit risk exposures.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Credit Agreement Amendment

On November 5, 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the credit agreement, dated as of February 2, 2024 (as amended from time to time and by the Amendment, the “Credit Agreement”) among the Company, Pagaya US Holding Company LLC, as a borrower, the lenders from time to time party thereto (the “Lenders”) and Acquiom Agency Services LLC, as administrative agent (“Acquiom”).

Pursuant to the Amendment, (x) the Company incurred incremental term loans in an aggregate principal amount of $72 million (with the ability to incur additional incremental term loans in an aggregate principal amount up to $28 million on or before December 31, 2024), the proceeds of which will be used to prepay a portion of certain of the Company’s other secured financings and (y) to make certain other amendments to the Credit Agreement. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

Employment Agreements with Executives

On the date hereof, the Company entered into amended and restated employment agreements with certain of its executives to reflect the Company’s updated terms of employment for its executive officers. The foregoing summary of the employment agreements with the Company’s executives does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreements, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 through 10.4 and are incorporated into this Item 5 by reference.

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, three officers or directors entered into and one cancelled his 10b5-1 trading arrangements. First, on July 2, 2024, after terminating a legacy 10b5-1 plan on May 10, 2024, Tami Rosen, a director and the Company’s Chief Development Officer, entered into a new 10b5-1 Plan, with an end date of April 7, 2025, to sell a maximum aggregate of 62,465 shares. Second, on July 2, 2024, Avital Pardo, a director and Chief Technology Officer of the Company, entered into a 10b5-1 Plan, with an end date of October 1, 2025, to sell a maximum aggregate of 300,000 shares. Third, on July 2, 2024, Yahav Yulzari, a director and Chief Business Officer of the Company, entered into a 10b5-1 Plan, with an end date of October 1, 2025, to sell a maximum aggregate of 300,000 shares. Note that the maximum number of shares for these plans include shares that the directors will sell, at the time of vesting, to cover their tax liability. On September 20, 2024, Evangelos Perros, the Company’s Chief Financial Officer, cancelled the 10b5-1 plan entered into on June 24, 2024.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on February 15, 2024 (incorporated by reference to Exhibit 99.1 of Pagaya Technologies Ltd. Current Report on Form 6-K filed with the SEC on February 15, 2024)

10.1	Amendment No. 2 to Credit Agreement, dated as of November 5, 2024, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent
10.2	Employment Agreement between Gal Krubiner and Pagaya Technologies US LLC
10.3	Employment Agreement between Yahav Yulzari and Pagaya Technologies Ltd.
10.4	Employment Agreement between Tami Rosen and Pagaya Technologies US LLC
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

PAGAYA TECHNOLOGIES LTD.

Date: November 12, 2024	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: November 12, 2024	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer