Form 10-K
period 2024-12-31
Pagaya Technologies Ltd.
filed 2025-03-12
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41430

Pagaya Technologies Ltd.
(Exact name of Registrant as specified in its charter)

Israel	98-1704718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

335 Madison Ave, 16th Floor
New York, New York	10017
(Address of principal executive offices)	(Zip Code)
(646) 710-7714
(Registrant's telephone number, including area code)

Securities registered or to be registered, pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, no par value	PGY	The NASDAQ Stock Market LLC
Warrants to purchase Class A Ordinary Shares	PGYWW	The NASDAQ Stock Market LLC

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

As of February 28, 2025, the registrant had 62,646,028 Class A Ordinary Shares, no par value, outstanding and 12,652,310 Class B Ordinary Shares, no par value, outstanding, and 5,000,000 Series A Preferred Shares, no par value, outstanding. Share amounts on this cover page and throughout this Report have been updated, as appropriate, to reflect the Company’s reverse share split, effective March 8, 2024.

The aggregate market value of the voting Class A Ordinary Shares by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $494,915,421, based on the closing price reported for such date on the NASDAQ. Shares of the registrant’s Class A Ordinary Shares held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

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

“Series A Preferred Shares” refers to the Series A Preferred Shares issued and sosld pursuant to the Preferred Purchase Agreement.

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
v

“Subscription Agreements” refers to the EJF Subscription Agreement and the other subscription agreements entered into by the PIPE Investors, the form of which is incorporated herein by reference to Exhibit 4.5 of Pagaya’s Registration Statement on Form F-4 filed with the SEC on April 7, 2022.

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

•the impact of health epidemics, natural disasters, acts of terrorism or other catastrophic events;

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

PART I

Item 1. Business

History and Development of the Company

Pagaya Technologies Ltd. was incorporated on March 20, 2016 and is organized under the laws of the State of Israel. We are registered with the Israeli Registrar of Companies, registration number 51-542127-9. On January 16, 2024, Pagaya announced its plans to relocate its corporate headquarters to its current New York City office, which became effective in February 2024. The U.S. is where we conduct our business, generate the majority of our revenue, and where all of our Partners and SFR Partners are domiciled. The mailing address of our principal executive office is 335 Madison Ave, New York, NY 10017, telephone number +1 646-710-7714. Our office in Tel-Aviv, Israel is Azrieli Sarona Bldg, 54th Floor, 121 Derech Menachem Begin, Tel-Aviv, 6701203, Israel, telephone number +972 (3) 715 0920.

Pagaya was founded with the goal of improving upon legacy underwriting practices in the United States through the use of artificial intelligence (“AI”)-powered technology and data science. We have built and continue to enhance a network connecting financial institutions and their customers with investors, which is designed to facilitate greater access to financial products and services for consumers. Our business began in personal loans and has expanded to auto loans, point-of-sale and single-family rental (“SFR”).

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

Recent Developments

Changes in Officers and Directors

In November 2023, Evangelos Perros was promoted to serve as Interim Chief Financial Officer and, in February 2024, Mr. Perros was appointed Chief Financial Officer. Effective December 19, 2024, Company’s Board of Directors (the “Board”) (i) accepted the resignations of Mr. Mircea Ungureanu and Ms. Nicole Torraco from the Board and (ii) elected Ms. Alison Davis and Mr. Asheet Mehta to the Company’s Board, as independent directors, to fill the vacancies of Mr. Ungureanu and Ms. Torraco.

Election to File as a U.S. Domestic Issuer and Headquarters Change

On January 16, 2024, the Company announced several initiatives to enhance the marketability of its stock and provide investors with increased disclosure and transparency of its business and performance. First, the Company relocated its corporate headquarters to New York City. Second, the Company elected to voluntarily file on U.S. domestic issuer forms with the SEC. Third, the Company announced its plan to effect a reverse share split, which became effective on March 8, 2024, as described below and throughout this Form 10-K.

Term Loan Facility and New Revolving Credit Facility

On February 2, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”), which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million. In November 2024, the Company amended the Credit Agreement to increase the Term Loan Facility by $100 million, bringing the total principal amount to $355 million. The Company also increased an aggregate principal amount of the Revolving Credit Facility of $15 million, bringing the total principal amount of the Revolving Credit Facility to $50 million. In February 2025, the Company further increased the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of the Revolving Credit Facility of $58 million. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Ordinary Share Offering

On March 13, 2024, the Company priced an offering of 7,500,000 of its Class A Ordinary Shares, no par value, pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and Jefferies LLC as representatives of the several underwriters, which is attached as Exhibit 10.24 of this Report. The proceeds from the offer and sale of the securities were approximately $90.0 million, after deducting the underwriting discount and fees and offering expenses payable by the Company. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Notes are exchangeable for cash, Class A Ordinary Shares (no par value) of the Company, or a combination of cash and Class A Ordinary Shares, at the election of the Company, subject to certain conditions. In addition, note holders have the option to exchange their Notes for Class A Ordinary Shares if certain market performance thresholds are met. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Acquisition of Theorem

On October 22, 2024, the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares ($7.5 million worth as of the closing date), with an additional contingent consideration based on achievement of certain performance objectives defined in the purchase agreement. As the transaction has closed recently, the purchase accounting has not yet been completed. For additional information, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Ongoing War in Israel

On October 7, 2023, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel, including in areas where our employees and independent contractors are located. As a result of such attack, on October 8, 2023, Israel officially declared war. Israel’s military response has included, among other things, calling on a large number of army reservists, including Pagaya employees based in Israel as of October 2023. Since that time, all of our employees have returned to their regular work arrangements.

Although the Company’s business operations have not been materially impacted due to this evolving conflict as of the date of this Report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of this conflict. Pagaya’s technology infrastructure, including its data, cloud and platform, are located in the United States, with backup systems in place. Pagaya has experienced no disruption as of the date of this Report, either from its lending partners or investors. See “Item 1A.—Risk Factors—Our business and the performance of Financing Vehicles may be adversely affected by economic conditions and other factors that we cannot control. These factors include interest rates, rising inflation, the instability of the banking system, acts of war (including the ongoing war in Israel and the ongoing Russia-Ukraine conflict), supply chain disruptions, labor shortages, the wind-down of stimulus programs, unemployment rates, conditions in the housing market, immigration policies, government shutdowns, trade wars or other impacts of tariffs and delays in tax refunds, as well as events such as natural disasters, terrorism, catastrophes, and pandemics (such as COVID-19)” in this Annual Report.

Capital Expenditures

For a description of our principal capital expenditures and divestitures for the three years ended December 31, 2024 and for those currently in progress, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

As of December 31, 2024, more than 30 Partners were engaged with our network, utilizing our API and proprietary technology to offer financial products, such as personal, auto, or point-of-sale loans, to their customers.

We have built and continue to scale our proprietary, AI-powered technology and data network. Since inception, our network has processed more than $2.6 trillion in loan applications across our consumer credit asset classes. Our data engine includes data from Partner loan applications as well as real-time information from other sources such as credit rating agencies. As of the date of this Annual Report, our network processes more than one application per second. We believe that this combination of high application volume, speed of processing and variety of data enables us to enhance the accuracy and predictive power of our AI technology and rapidly adjust to evolving market conditions and consumer trends. In addition, we believe we are able to measure risk and predict behavior on a more accurate and equitable basis than legacy approaches, and our proprietary, AI-powered technology continuously improves as more data flows through our network.

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

We have achieved significant scale to date as measured by the number of loan applications that have been processed through our network since our inception. As of December 31, 2024, our network supports more than 30 Partners and SFR Partners to hundreds of investors across five asset classes, which has resulted in the generation of approximately $9.7 billion in Network Volume for the year ended December 31, 2024, which represents greater than six times as compared to our Network Volume for the year ended December 31, 2020 of $1.6 billion. We believe that the speed of such growth is a function of structural scale advantages embedded in our business model. We develop API connections with each Partner to integrate with their established systems, requiring limited upfront investment by our Partners and results in minimal latency in the processing of application volume by our AI technology.

Investors can invest in funds and securitization vehicles managed, sponsored and/or administered by Pagaya (together, “Financing Vehicles”). These funds and vehicles offer financial instruments based on underlying assets that have been originated by Partners through our network with the assistance of our AI technology. Investors in our Financing Vehicles range from large institutional investors, such as pension funds, sovereign wealth funds, and asset management firms, to high-net-worth individuals and family offices. We believe these investors benefit from the diversity of investment opportunities offered through our network, which include different classes of consumer credit and real estate assets originated by multiple financial institutions with the assistance of our AI technology. Certain investors who invest in our Financing Vehicles are related parties and agreements with such related parties are described in “Certain Relationships and Related Person Transactions” included elsewhere in this Annual Report.
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

Lenders’ Investments May Favor Brand and User Experience Over Evolving Credit Underwriting and Automation
While financial services providers invest in the development and growth of their businesses, there are a number of competing priorities for the use of these investment dollars. Financial services providers are typically consumer-facing businesses. For this reason, investments in brand and user experience are often prioritized over investments in improvements in underwriting, credit decision-making and automation.

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

Our Product Focus

Building off our early success in the personal loan market, we made significant investments in technology and infrastructure over the last few years to expand our product to new markets, such as auto and point of sale. We expect that this diversification will continue in 2025 as we expand our product ecosystem to new lenders across markets.

We believe that the continuous flow of real-time data through our network from our connectivity to more than 30 U.S. lending partners enables enhanced insights on changing economic, demographic and consumer behavioral trends across the United States.

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

We believe that the growth in our Network Volume demonstrates our ability to scale quickly, as our network generated approximately $9.7 billion in Network Volume in the year ending December 31, 2024, as compared to approximately $1.6 billion in Network Volume in the year ended December 31, 2020.

Our Growth Strategies

Expand our product to new, enterprise-level lenders
In 2024, we further expanded our network by onboarding several new partners, including OneMain Financial, a leading consumer finance company, and Avvance, the point-of-sale leading solution offered by US Bank and Elavon, strengthening our presence in auto, personal loan and point-of-sale products. We believe that the addition of each enterprise-level lender could represent an opportunity to connect to millions of new consumers and expand across multiple products and markets. Our existing partner growth and new partner pipeline remain robust, with leading institutions across all asset classes. We continue to make significant progress in monetizing existing partnerships, adding new products to long-standing relationships, and ramping those that are newer to our network.

Deepen Existing Partnerships and enhance network monetization
Higher customer conversion from our flagship product has unlocked opportunities to help our lending partners further monetize their customer relationships, enhance customer lifetime value and remain their customers’ lender of choice. This creates new monetization opportunities for Pagaya. As we continue to demonstrate our value-add, we will work closely with newer partners to elevate existing economic arrangements to the levels we have with our more mature partners. The growth in our Fee Revenue Less Production Costs (FRLPC) continues to be driven by fees from our lending partners, which comprised 69% of total FRLPC in 2024 as compared to 57% in 2023.

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

Our Team

Our people are a key reason for our success and are essential for our continued growth. Our team-oriented approach, entrepreneurial culture and overall growth trajectory, together with our competitive compensation and benefits, enable us to successfully retain our employees and to effectively recruit new talent aligned with our vision. As of December 31, 2024, we had a total of 553 “Pagayans,” or team members across the globe. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We believe the following competitive factors are key strengths of our business:

•A scalable product with significant growth potential and success to date, with expansion to 30+ U.S. lenders
•Upfront funding model for loans generated with the assistance of our AI technology that supports optimization of investor returns
•Vast dataset on U.S. consumer behavior, economic and demographic trends
•Real-time processing with API-based integration and minimal latency for Partners and their customers
•Seamless experience for our Partners’ customers
•Strong Partner relationships with 100% historical retention since inception
•Deep, well-established relationships with large institutional investors
•Streamlined, tech-enabled access to multiple markets
•Lean/nimble organization without the bureaucracy of larger financial institutions
•Culture of growth and innovation

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

As of December 31, 2024, our intellectual property portfolio included 11 registered and pending trademarks and one patent pending. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our proprietary technology.

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

•Our revenue and FRLPC growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow or reverse over time.

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

•We rely on our Partners to originate assets with the assistance of our AI technology. Currently, a limited number of Partners account for a substantial portion of our Network Volume, the financial products facilitated with the assistance of our AI technology, and, ultimately, our Revenue. If these Partners were to cease or limit operations with us, our business, financial condition and results of operations could be adversely affected.

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

•We have historically, and may in the future, need to raise additional funds, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business.

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

•Cyberattacks, security breaches or similar events may compromise of our information technology systems, or those of third parties upon which we rely, or our data could adversely impact our brand and reputation and our business, operating results and financial condition.

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
•successfully manage rollover risk, and contractual and contingent liquidity outflow risks related to our financing facilities;
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

We have grown rapidly over the last several years, and our recent revenue and FRLPC growth rate and financial performance may not be indicative of our future performance. Our revenue and other income was $1,032.2 million and $812.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, representing a 27% growth rate. For the years ended December 31, 2024 and December 31, 2023, we generated net loss attributable to shareholders of $401.4 million and $128.4 million, respectively, and Adjusted EBITDA of positive $210.4 million and negative $82.0 million, respectively. The Adjusted EBITDA increase for the year ended December 31, 2024 as compared to the prior year period reflects the impact of (i) FRLPC improvement initiatives we implemented in 2024, and (ii) disciplined cost management to improve operating efficiency and reduce vendor-related expenses in 2024. We intend to continue to make investments to support our business growth and those investments along with the potential for more challenging macroeconomic conditions could negatively impact our net income (loss) attributable to shareholders and Adjusted EBITDA.

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

Moreover, we have incurred and could experience additional losses related to our risk retention holdings as a result of poor investment performance by the Financing Vehicles. As a result of ABS issuances during 2024, our risk retention holdings have increased during 2024. Accordingly, the magnitude of potential losses has also increased. The future rate of return for any current or future Financing Vehicles may vary considerably from the historical rate of return generated by any particular Financing Vehicle, or for the Financing Vehicles as a whole. Poor performance of the Financing Vehicles could make it more difficult for us to raise new capital. Asset investors might decline to invest in future Financing Vehicles we raise, and asset investors in existing Financing Vehicles might withdraw their investments, as a result of poor performance of the Financing Vehicles in which they are invested. In fact, over the last few years certain of our fund Financing Vehicles experienced a marked increase in redemption requests, which were satisfied with either cash or “in kind,” using participation interests, as permitted under the Financing Vehicle’s organizational documents. Accordingly, poor performance may deter future investment in Financing Vehicles and thereby decrease the capital invested in the Financing Vehicles and, ultimately, our fee revenue, net income/loss and cash flow.

If we fail to effectively manage our growth, our business, financial condition, and results of operations could be adversely affected. In addition, we may from time to time undertake internal corporate reorganizations that may adversely impact our business and results of operations.

Over the last several years, we have experienced rapid growth in our business and the number of employees and independent contractors, and we may continue to experience growth in the future. This rapid growth has placed, and may continue to place, significant demands on our management, processes, systems and operational, technological and financial resources. Our ability to manage our growth effectively, integrate new employees, independent contractors and technologies into our existing business and attract new Partners and maintain relationships with existing Partners will require us to continue to retain, attract, train, motivate and manage employees and independent contractors and expand our operational, technological and financial infrastructure. For example, in 2024, we underwent a reduction in workforce affecting more than 20% of our workforce across both the United States and Israel, as compared to our headcount as of December 31, 2023. We incurred a severance-related charge of approximately $3.1 million, consisting primarily of one-time separation payments, in the first and second quarters of 2024. This reduction in workforce was undertaken in response to rapid growth in recent years to enable us to streamline our operations in the current market environment and achieve our near- to medium-term priorities.

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

Our business and the performance of Financing Vehicles may be adversely affected by economic conditions and other factors that we cannot control. These factors include interest rates, rising inflation, the instability of the banking system, acts of war (including the ongoing war in Israel and the ongoing Russia-Ukraine conflict), supply chain disruptions, labor shortages, the wind-down of stimulus programs, unemployment rates, conditions in the housing market, immigration policies, government shutdowns, trade wars or other impacts of tariffs and delays in tax refunds, as well as events such as natural disasters, terrorism, catastrophes, and pandemics (such as COVID-19).

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for us, our Partners and their respective customers, and our asset investors. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting our access to capital. Challenges our Partners may face with low demand for their financial products or willingness or capacity of their customers to make payment on obligations, or the returns on other assets, may affect the success of the Financing Vehicles. For example, the personal loans acquired from our Partners are, for the most part, unsecured, and our Partners’ customers may not prioritize repayment of those loans in an economic downcycle. These factors include interest rates, rising inflation, supply chain disruptions, labor shortages, weakening exchange rates, unemployment levels, conditions in the housing market, immigration policies, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war (including the ongoing war in Israel and the ongoing Russia-Ukraine conflict), terrorism, catastrophes and pandemics. We face a heightened level of interest rate risk at times when the U.S. Federal Reserve Board (the “FRB”) reverses its quantitative easing program and/or increases interest rates in an effort to reduce the level of inflation in the U.S. economy.

Although the current conflict in Israel has not materially impacted our business or operations as of the date of this Annual Report, its persistence and potential escalation continue to create uncertainty, with possible long-term consequences including heightened regional instability, energy market disruptions, and adverse effects on macroeconomic conditions and financial markets. For more information, see “—Conditions in Israel and relations between Israel and other countries could adversely affect our business, including current uncertainty and instability resulting from the war between Israel and various terrorist organizations, as well as other regional hostilities.”

Furthermore, beginning in March 2022, and continuing through 2023, the U.S. Federal Reserve Board announced several increases in the federal funds rate, in an effort to reduce elevated levels of inflation and a tight labor market. These interest rate increases have led to a tighter market for credit, leading to reduced access to capital and negatively impacting our revenue b. Increased interest rates could unfavorably impact demand for all refinancing loan activities and reduce demand across personal loans and home loans, including, but not limited to, any variable-rate loan products, as well as adversely impact the spending levels of borrowers and their ability and willingness to borrow money. The growth of the personal lending market has benefited from historically low interest rates and higher interest rates could slow the growth of this market and our growth could be negatively impacted. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their loan obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies, charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. Any impact to investor returns may lead to an adverse impact on our ability to raise capital which could negatively impact earnings. If the risk-free rate of return increases, investor demand for risk assets, such as consumer credit, may be impacted, which may constrain our ability to raise new funding for loan originations and have a negative impact on our results of operations. While we continue to raise new funding, the cost of capital can be expected to increase in higher interest rate environments. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans, the cost to service these loans may also increase without a corresponding increase in fees and the value of the loans held by our funds and financing vehicles could decline. Higher default rates by these borrowers may lead to lower demand by Partners, which would adversely affect our business, financial condition and results of operations. Any sustained decline in demand for investment in loans (including through our funds or financing vehicles) or any increase in delinquencies, defaults or foreclosures that result from economic downturns, may adversely affect our business, financial condition and results of operations.

In addition, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States has ranged from approximately 9.1% for June 2022 to 6.5% in December of 2022, dropping to 3% in January 2025. Rising inflation may adversely impact the ability of borrowers to service their debt, which could lead to deterioration of the credit performance of loans and impact investor returns, and therefore may result in lower demand from investors for assets generated on our platform and lead to constraints on our ability to fund new volume origination. In addition, rising inflation may increase our operating costs, including employee compensation and general corporate expenses, which could reduce cash flow and operating income. Although we have not experienced material impacts to our business performance from inflationary pressure, our business may be materially impacted in the future.

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

For the years ended December 31, 2024 and 2023, we incurred U.S. generally accepted accounting principles (“U.S. GAAP”) net losses of $401.4 million and $128.4 million, respectively. We intend to continue to develop and improve our proprietary technology, attract and develop business relationships with new and existing partners, expand our product offerings supported by our AI technology, and otherwise continue to grow our business. Revenue and related fee revenue less production costs growth and cost savings may not keep pace with our continued investments. Failure to increase revenue and FRLPC, maintain cost levels sufficiently to keep pace with our investments, or material fair value losses associated with our investments in risk retention assets could prevent us from generating GAAP net income in the future. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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

In addition, we utilize the data gathered from various sources in our automated credit analysis process. The data that we gather is evaluated and curated by our AI technology. The ongoing development, maintenance and operation of our AI technology is expensive and complex, and may involve unforeseen difficulties including material performance problems and undetected defects or errors, for example, with new or existing capabilities incorporating AI. Our proprietary technology uses machine learning models as a subset of our AI, but those models are static and do not have the ability to self-correct, self-improve, and/or learn over time, and therefore any change to the models requires human intervention, testing, validation, and governance approvals. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our AI technology from operating properly. If our AI technology fails to adequately predict the creditworthiness of Partners’ applicants or customers, or to properly place loans or other assets for acquisition by Financing Vehicles due to the design of our models or programming or other errors or failures, other characteristics of our AI or for any other reasons, or any of the other components of the automated credit analysis process fails, we, our Partners and our asset investors may experience higher than forecasted loan and other losses that will in turn negatively impact the performance of the Financing Vehicles that acquire our Partners’ assets. Additionally, errors or inaccuracies in our AI technology could result in exposure to the credit risk of loans or other assets originated by Partners, whether it be exposure for us, Partners or asset investors, which may result in higher than expected losses or lower than desired returns of such loans or other assets.

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

We have entered into several types of agreements with each of our Partners. Our commercial arrangements with these Partners are generally nonexclusive and are based on the type of asset class. For example, we enter into purchase agreements with our Partners, which provide the Financing Vehicles with the opportunity to acquire assets by the Partner assisted by our AI technology, that have a typical duration of one to three years with the option to extend for additional periods. The Financing Vehicles are not required to acquire specific types or amounts of assets from our Partners under such agreements. In addition, there are servicing agreements with our Partners or third parties covering the assets originated by such Partners that typically last for the life of the asset. As it relates to any specific asset, these servicing agreements require us to continue to use the Partner or their preferred third party that originated the asset for the life of such asset. See “—A disruption or failure in services provided by third parties could materially and adversely affect our business.” In addition, even during the term of our arrangement, our Partner could choose to reduce the volume of loans or other assets facilitated with the assistance of our AI technology or increase the volume that it chooses to fund and retain on its own balance sheet. We or any of our Partners may terminate our arrangement for various reasons, which may include material breaches and change in control, subject to payment of a termination fee in some cases, and Partners could decide to stop working with us, have disputes with us, ask to modify their commercial or legal terms in a manner disadvantageous to us or enter into exclusive or more favorable relationships with our competitors. In addition, capital and leverage requirements applicable to our Partners that are banks or other financial institutions subject to such requirements could result in decreased demand for our products. Further, our Partners’ respective regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. We are a service provider to Partners, and due to some of our Partners being regulated by federal and/or state regulators, including the FDIC, we are subject to audit by such Partners in accordance with the relevant guidance related to management of vendors. We are also subject to the examination and enforcement authority of certain of those regulators, including the FDIC under the Bank Service Company Act. If any of our Partners were to stop working with us, suspend, limit or cease their operations or otherwise terminate or modify adversely to us their relationship with us, the number of financial products originated by our Partners with the assistance of our AI technology could decrease and our business, financial condition and results of operations could be adversely affected.

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

We have relied upon the securitization market and committed asset-backed facilities to provide a significant portion of the capital needed to purchase Partner assets evaluated and selected using our AI. The ability of the Financing Vehicles to provide funding at competitive rates, or at all, is essential to our business. Our ability to raise capital from asset investors for Financing Vehicles depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the equity and bond markets and the asset allocation rules or investment policies to which such asset investors are then subject, could inhibit or restrict the ability of asset investors to make investments in Financing Vehicles or the asset classes in which Financing Vehicles invest.

An inability to access the securitization market, or a significant reduction in (1) liquidity in the secondary market for securitization transactions, (2) the continued acceptance of our prefunded securitization model, or (3) access to the funding market at all could have an adverse impact on the funding component of our product and, by extension, our financial position and results of operations.

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

In connection with launching new Financing Vehicles or making further investments in existing Financing Vehicles, we may negotiate terms for such Financing Vehicles with existing and potential asset investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior Financing Vehicles or as compared to Financing Vehicles of our competitors, including by requiring us to maintain a greater share in the risk of loss with respect to fees and/or incentive fees, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise Financing Vehicles with investment objectives or strategies that compete with existing Financing Vehicles, add additional expenses and obligations for us or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional financing vehicle structure. Such alternatives may not be as profitable for us as the traditional fund structure, and such a trend could have a material impact on the cost of our operations or profitability if we were to implement these alternative investment structures. In addition, certain investors, including public pension funds, have publicly criticized certain fee and expense structures, including transaction and advisory fees. Although we have no obligation to modify any of our fees with respect to our existing Financing Vehicles, we may experience pressure to do so in new Financing Vehicles.

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

A portion of our revenue from Financing Vehicles in any given period is dependent on the size of the assets of such Financing Vehicles in such period and fee rates charged. We may not be successful in producing investment returns and prioritizing services that will allow us to maintain our current fee structure, to maintain or grow the assets of such Financing Vehicles, or to generate performance income. A decline in the size or pace of the growth of assets of Financing Vehicles or applicable fee rates will reduce our revenues. Such a decline may result from a range of factors, including:

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

Our business depends on sourcing and maintaining diverse and robust funding to enable loans or other assets from our Partners to be acquired by a Financing Vehicle. The number of asset investors in our markets where a long-term track record of performance has not been developed is often very concentrated. Were the availability of this funding to decrease, our ability to generate Network Volume and revenue will be adversely affected. Furthermore, five of the largest asset investors together contributed 54% of all ABS funding raised in 2024, compared to 50% of all ABS funding raised in 2023. New capital from asset investors may be unavailable on reasonable terms or at all beyond the current maturity dates of Financing Vehicles.

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

A substantial withdrawal of capital by one or more asset investors in any of our private funds with redemption features may have an adverse effect on such private funds’ performance. We may find it difficult under such circumstances to adjust the private funds’ asset allocation to the reduced amount of assets. Moreover, in order to provide sufficient funds to pay withdrawal amounts, the private funds might be required to liquidate positions at an inopportune time or at prices that we believe do not reflect the true value of such investments and that would adversely affect the applicable asset investors, or the adviser may not be able to liquidate such positions at all or it may determine it would be inappropriate to do so. If such withdrawals of capital were to continue over a protracted period of time, these issues may be magnified such that similar assets sold at subsequent withdrawal dates might receive even less favorable liquidation values. Furthermore, if any of our private funds decide to make in-kind distributions, satisfy redemptions in-kind whether through a distribution of a private funds’ assets or the distribution of interests in a vehicle (i.e., a special purpose vehicle) to which all or a portion of a private funds’ assets or interests have been transferred or by some other means, implement a gate or suspend redemptions, any of such actions may have an adverse reputational impact on our ability retain existing capital and/or raise new capital. Withdrawals of capital through redemption may also make it more difficult for such private funds’ to generate the same level of profits operating on a smaller capital base and may trigger defaults, termination events or restrictive or financial covenants under one or more loans, credit facilities or other financing arrangements.

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

Furthermore, our AI technology may not perform as well in the real estate asset market as it has in the consumer markets. For example, the use of our AI technology to evaluate and facilitate the acquisition, renovation, lease and eventual realization of real estate assets is significantly different than its application toward the evaluation and origination of loans and financial products, due to the special characteristics of the real estate market and the inherent uniqueness of these assets. The purchase price, renovation time and costs, attainable rent and appreciation potential of real estate assets are affected by numerous parameters that are often specific to each asset, and attempting to predict them through AI-based, big-data analytics is prone to error. While we have adapted and calibrated our AI technology to account for such parameters and their irregularity among individual assets, it may not be able to accurately predict the creditworthiness of each such asset and the outcome of its purchase, renovation, lease or future realization. Our strategic acquisition of Darwin Homes, Inc., a Delaware corporation (“Darwin”) in January 2023 has bolstered the capabilities of our technology, but we may not be able to effectively integrate or utilize the Darwin technologies to effectively reduce risks related to our real estate investment activities. See “—We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We may not be able to realize the potential benefits of any such future business investments or acquisitions, and we may not be able to successfully integrate acquisition targets, which could hurt our ability to grow our business.”

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

Increased competition could require us to alter the pricing and terms we offer to our Partners. If we are unable to successfully compete, the demand for our AI technology and products could stagnate or substantially decline, and we could fail to retain or grow the number of Partners using our network or the volume of loans or financial products originated by our Partners using our AI technology, which would reduce the attractiveness of our network to Partners, and which would materially and adversely affect our business, results of operations, financial condition and future prospects.

A significant portion of our current revenues are derived from Financing Vehicles that acquire consumer credit assets and related financial products, and as a result, we are particularly susceptible to fluctuations in consumer credit activity and the capital markets.

Currently, the majority of our Partners’ asset originations facilitated with the assistance of our AI technology are unsecured personal loans, point-of-sale auto loans in the U.S. market. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such a market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions such as rising interest rates, rising inflation and changes in monetary policy, competition, regulatory developments and changes in consumer credit activity. For example, FICO has recently changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for unsecured personal loans. The personal lending market has also benefited from historically low interest rates, as our Partners’ customers are attracted to relatively low borrowing costs.

The market for auto loans is sensitive to employment rates, prevailing interest rates and other domestic economic conditions, and it is unclear how rising interest rates or a recession may impact the growth of this market. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry as a whole. Furthermore, we may see a reduction in our overall recovery rates due to the volatility of wholesale auction prices leading to higher levels of losses.

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

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of certain assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements and accompanying notes include those related to the valuation of certain financial instruments and allowance for credit losses. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts, which may result in a decline in the trading price of Class A Ordinary Shares.

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

While we have grown significantly since our founding in 2016, there is no assurance that our revenue and business model, or any changes to our revenue and business model to better position us with respect to our competitors, will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may incur losses and not achieve future profitability or, if achieved, we may be unable to maintain such profitability, due to a number of reasons, including the risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, further deterioration in macroeconomic conditions and other unknown events.

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

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to retain and attract Partners and asset investors. Factors that affect our brand and reputation include, among other things: perceptions of AI, our industry and our Company, including the quality and reliability of our AI technology, the accuracy of our AI technology, perceptions regarding the application of AI to consumer lending or other markets specifically, the funding component of our business, privacy and security practices, litigation, regulatory activity, and the overall user experience of our Partners and their customers. Negative publicity, negative reviews or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

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

We have historically, and may in the future need to raise additional funds, including, but not limited to, through equity, debt, secured borrowings, or convertible debt financings to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and services, invest in loans and securities, including risk retention investments, enhance our AI technology, scale and improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt, secured borrowings, including repurchase agreements, or convertible debt financings to secure additional funds. As of the date of this Annual Report on Form 10-K, we had outstanding $160 million of 6.125% exchangeable senior notes due in October 2029 (the “Notes”). Upon exchange of the Notes, we have the option to pay or deliver, as the case may be, cash, our Class A Ordinary Shares or a combination thereof. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our shareholders may experience dilution. Debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, may involve covenants restricting our operations or our ability to incur additional debt. Debt financing may also require “negative pledge” or security arrangements including, but not limited to, cash collateral agreements that restrict the availability of cash held as collateral which is the case for amounts we may borrow in the future under our existing credit agreement and other facilities. In addition, future equity financing or replacement or refinancing of any debt financings or secured borrowings, including repurchase agreements, may not be available on terms favorable to us or our shareholders, or at all.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, as well as the frequency of lawsuits against special purpose acquisition company (“SPAC”) sponsors, has increased in recent years. Volatility in the share price of the Class A Ordinary Shares or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Pagaya Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with Partners, investors or service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

We may not successfully integrate acquired companies and we may fail to realize the anticipated benefits of such acquisitions. Furthermore, acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by shareholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges, and our due diligence processes may fail to identify significant issues with the assets or company in which we are investing or are acquiring. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.

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

Our Financing Vehicles rely on third-party service providers for a substantial portion of our business activities, and any disruption of service experienced by such third-party service providers or our failure to manage and maintain existing relationships or identify other high-quality, third-party service providers could harm our reputation, business, results of operations and growth prospects.

Our Financing Vehicles rely on a variety of third-party service providers in connection with a substantial portion of the operation of our business and the business of Financing Vehicles. Any performance issues, errors, bugs or defects in third-party software or services could result in errors, defects or a failure of our solutions, which could materially and adversely affect our reputation, business, financial condition and results of operations. Many of our third-party service providers attempt to impose limitations on their liability for such performance issues, errors, bugs or defects, and if enforceable, we may have additional liability to our Partners, asset investors or to other third parties that could harm our reputation and increase our operating costs. Additionally, in the future, we might need to license other software or services to enhance our solutions and meet evolving Partner and asset investor demands and requirements, which may be unavailable to us on commercially reasonable terms or not at all. Any limitations on our ability to use or obtain third-party software or services could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solutions until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or licensed and integrated into our solutions, which could adversely affect our business. In addition, third-party software and services may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business, financial condition and results of operations. We will need to maintain our relationships with third-party service providers and obtain software and services from such providers that do not contain any material errors or defects. Any failure to do so could adversely affect our ability to deliver effective solutions to Partners and asset investors and adversely affect our business.

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

The SFR market is competitive and fragmented, and we expect competition to continue to increase. The success of our SFR operations depend on our ability to continue to attract customers to our platform, and to enhance their engagement in a cost effective manner. Accordingly, our success depends on our ability to continuously innovate and improve our platforms and services to provide value to our investors, our real estate customers, and their tenants, which can be costly and burdensome. However, there can be no guarantee that in the future we can continue to launch new products and services in a timely manner, or at all, or that the new products or services launched by us will be utilized by our real estate customers and tenants at the rate we expect, or at all. We face competition on a national level and in each of our markets from traditional real estate management firms and traditional real estate agents, some of which operate nationally and others that are limited to a specific region or regions. We also face competition from real estate technology companies, including a growing number of internet based brokerages and others who operate with a variety of business models.

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

Furthermore our SFR Partners’ success, and therefore our SFR operations success, depends in large part upon the ability to attract and retain qualified residents for our SFR Partners’ properties. Our customers face competition for residents from other lessors of single-family rental properties, apartment buildings, and condominium units. Potential competitors may have lower rates of occupancy than our customers do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than our customers might offer, which could adversely affect our customers’ ability to obtain quality residents and favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our customers’ properties. This competition may affect our customers’ ability to attract and retain residents and may reduce the rental rates they are able to charge.

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

Further, renters impose additional risks to owning real property. A rental property may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided by the resident when the rental property was originally leased. Accordingly, the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which may adversely affect our SFR operations.

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

Compliance with governmental laws, regulations, and covenants that are applicable to our SFR Partners’ properties or that may be passed in the future, including tenant relief laws, affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to manage customer properties and could adversely affect our growth strategy.

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

Additionally, as the landlord of numerous properties, our SFR Partners are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease, imposing legal and managerial expenses that raise costs and expose our customers to potential negative publicity. State and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our SFR Partners’ ability to increase rental rates, which may affect their rental income. Especially in times of recession and economic slowdown, rent control initiatives can amass significant political support. If rent controls unexpectedly became applicable to certain of our customers’ properties, their revenue from and the value of such properties could be adversely affected, as could our SFR operations.

Risks Related to Dual Class Structure

The dual class structure of Pagaya Ordinary Shares has the effect of concentrating voting power with certain shareholders—in particular, our Founders—which will effectively eliminate your ability to influence the outcome of many important determinations and transactions, including a change in control.

Our Class A Ordinary Shares are entitled to one vote per share, and our Class B Ordinary Shares are entitled to 10 votes per share. On June 22, 2022, the Founders, and any person or entity that, through contract, proxy or operation of law, irrevocably delegated the sole and exclusive right to vote the Class B Ordinary Shares held by such person or entity to a Founder (“Permitted Class B Owners”), received all of the Class B Ordinary Shares that were issued and outstanding. By virtue of their holdings of Class B Ordinary Shares, the Founders, in the aggregate, hold approximately 65.8% of our voting power. In addition, the Founders hold Pagaya Options which, if exercised in full and assuming no dilution of their holdings, would result in the Founders’ holding, in the aggregate, approximately 83.6% of our voting power. This percentage may increase if additional shares or derivative securities are issued to our Founders in the form of equity compensation. All outstanding Class B Ordinary Shares held by a Founder and any Permitted Class B Owners will automatically be converted into an equal number of Class A Ordinary Shares (and therefore will have one rather than 10 votes per share) on the earliest to occur of (i) (A) (1) such Founder’s employment as our officer being terminated not for cause, (2) such Founder resigning as our officer, (3) death or Permanent Disability (as defined in the Pagaya Articles) of such Founder or such Founder’s bankruptcy; provided, however, that if such Founder or such Permitted Class B Owner validly provides for the transfer of some or all of his, her or its Class B Ordinary Shares to one or more of the other Founders or Permitted Class B Owners affiliated with one or more of the other Founders in the event of death or Permanent Disability, then such Class B Ordinary Shares that are transferred to another Founder or Permitted Class B Owner affiliated with one or more of the other Founders shall remain Class B Ordinary Shares and shall not convert into an equal number of Class A Ordinary Shares or (4) the appointment of a receiver, trustee or similar official in bankruptcy or similar proceeding with respect to a Founder or his Class B Ordinary Shares and (B) such Founder no longer serving on the Pagaya Board; (ii) 90 days after such Founder is terminated for cause, subject to certain exceptions, or (iii) the earliest to occur of (A) such time as the Founders and their permitted transferees first collectively hold less than a specified percentage of our total issued and outstanding ordinary share capital – 9% as of the date of this Annual Report, which percentage will be reduced to 8% following the 2025 annual meeting of shareholders and further reduced to 7.5% following the 2026 annual meeting of shareholders, and (B) the 15th anniversary of the EJFA Closing. See Exhibit 4.9 to this Annual Report for further discussion of the terms of the Pagaya Articles, including the circumstances under which a Founder’s Class B Ordinary Shares will convert into Class A Ordinary Shares. Accordingly, except with respect to the limited matters as to which Israeli corporate law requires approval by a majority of votes cast by shareholders other than controlling shareholders, and although such Founders are not parties to any voting agreement (other than the Pagaya Voting Agreement) or similar arrangement and are free to act independently of one another and without coordination or collaboration, such Founders will collectively effectively control all matters submitted to the our shareholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval.

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

If we fail to comply with or facilitate compliance with, or our Partners fail to comply with, the variety of federal, state and local laws to which we or they are subject, including those related to consumer protection, consumer finance, lending, fair lending, data protection, and investment advisory services, or if we or our Partners are found to be operating without having obtained necessary state or local licenses, it may result in regulatory action, litigation, or monetary payments or may otherwise negatively impact our reputation, business, and results of operations, and may prevent us from serving users in jurisdictions where those regulations apply.

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
•foreign, U.S. federal and state securities laws, including, among others, the Securities Act, the Exchange Act, the Investment Advisers Act, and the Investment Company Act rules and regulations adopted under those laws, and similar foreign, state laws and regulations which govern securities law, advisory services, Financing Vehicles or how we generate or purchase consumer credit assets, other loan product regulations, the Israeli Joint Investments in Trust Law, 5754-1994, the Israeli Securities Law, 5728-1968, the Israeli Law for Regulation of Investment Advice, Investment Marketing and Portfolio Management, 5755-1995, the Israeli Law for Supervision of Financial Services (Regulated Financial Services), 5776-2016, and the Israeli Banking (Licensing) Law, 5741-1981;
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

As our business grows, we must also remain compliant with privacy and data security laws from other jurisdictions outside of the United States and Israel, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). The EU GDPR and the UK GDPR govern the collection, use, disclosure, transfer or other processing of personal data of persons located in the European Economic Area (the “EEA”) and the United Kingdom and the data practices of companies operating in the EEA and the United Kingdom, respectively. Among other things, the EU GDPR and the UK GDPR impose requirements regarding the security of personal data and notification of data processing obligations to competent national data protection authorities, provide for lawful bases on which personal data can be processed, provide for an expansive definition of personal data and require changes to informed consent practices. In addition, the EU GDPR and the UK GDPR provide for heightened scrutiny of transfers of personal data from the EEA and the United Kingdom, to the United States and other jurisdictions that local regulators do not recognize as having “adequate” data protection laws, and impose substantial fines for breaches and violations (up to the greater of €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of an enterprise’s consolidated annual worldwide gross revenue). The EU GDPR and the UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations.

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

The SEC oversees and directly regulates the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act.

The Investment Advisers Act imposes specific restrictions on an investment adviser’s ability to conduct its investment advisory business and operations. Our registered investment advisers, including the registered investment advisor we acquired in connection with our acquisition of Theorem Technology, Inc., and certain other parts of our business are subject to additional requirements that cover, among other things, disclosure of information about our business to Partners and asset investors; maintenance of written compliance policies and procedures; conflicts of interest; agency and principal transactions; maintenance of extensive books and records; restrictions on the types of fees we may charge, including network AI fees; solicitation arrangements; maintaining effective compliance programs; custody of client assets; client privacy; advertising; and proxy voting. Under the Investment Advisers Act, an investment adviser (whether or not registered under the Investment Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; conflicts of interest; allocations of investment opportunities among clients or other services that help managers make investment decisions; execution of transactions; and recommendations to clients. Our investment adviser subsidiaries are subject to regular examinations by the SEC; any adverse findings resulting from such examination may result in administrative enforcements or significant reputational harm. Failure to comply with the obligations imposed by the Investment Advisers Act could result in investigations, sanctions, restrictions on the activities of us or our personnel and reputational damage.

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

During periods of financial disruption, such as the financial crisis that began in 2008 and the COVID-19 pandemic that began in early 2020, the securitization market has been constrained or has contracted, and this could occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete or limit our ability to effect securitization transactions entirely. Recent deterioration in the securitization markets and potential future declines may materially impact our revenues, income and cash flow. In particular, certain of our historical

Financing Vehicles have had substantially higher delinquencies when compared to similar securitizations of our 2020 vintage, which may result in a decline in our revenue, income and cash flow. Furthermore, in February 2025, the Israeli government published a bill proposing a legal framework for the regulation of securitization transactions, which are presently not subject to specific regulatory regime. The enactment of the bill remains uncertain, as does the final form of the legislation, should it be adopted. If promulgated, the new regulatory framework might affect the Company’s ability to raise funds from Israeli investors or impose additional legal and compliance obligations in connection with such engagements.

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

The political and regulatory framework for AI technology and machine learning is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States, or in certain U.S. states, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our network and the way in which we use AI technology and machine learning, including with respect to lending laws, fair lending laws and model risk management guidance. In the last few years, U.S. banking and consumer protection regulators have increased focus on financial institutions that rely on AI technology in their business and have sent requests for information to various companies to better understand the use of AI technology and machine learning by financial institutions. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. In addition, a number of U.S. lawmakers have stated that algorithmic underwriting technologies may result in disparate impact discrimination and urged consumer regulatory agencies to increase enforcement actions where necessary to ensure that consumer lending technology is not being used to discriminate or exacerbate existing biases. Our proprietary technology uses machine learning models as a subset of our AI, but those machine learning models are static and do not have the ability to self-correct, self-improve, and/or learn over time, and any change to the models requires human intervention, testing, validation, and governance approvals before a change can be made. Nevertheless, we face a risk that the use of machine learning in our models, or one or more variables in our model, could be deemed to have resulted in a “disparate impact” on protected groups. Such a result would require us to revise the loan decisioning model in a manner that might generate lower approval rates or higher credit losses.

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

The CFPB has historically maintained broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act (“ECOA”) and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other laws, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our Partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including payday lenders, private education lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the financial products facilitated with the assistance of our AI technology. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, including through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Moreover, the agency has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a May 2022 statement on compliance obligations under ECOA for companies that rely on complex algorithms when making credit decisions. The agency also issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act. The CFPB also issued an interpretive rule expanding the authority of states to enforce requirements of federal consumer financial laws including ECOA. Most recently, effective September 30, 2022, the CFPB rescinded availability of no-action letter and compliance assistance sandbox policies for fintechs due to CFPB’s belief that these policies did not advance their stated objective of facilitating consumer-beneficial innovation. Lastly, in December 2022, the CFPB proposed creation of a registration system for nonbanks subject to agency/court orders involving alleged violations of federal, state or local consumer protection laws.

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

It is unclear whether the current presidential administration will appoint consumer-oriented regulators at federal agencies such as the CFPB, Federal Trade Commission, the OCC and the FDIC or if the government’s focus on enforcement of federal consumer protection laws is expected to increase or decrease. It is possible that these regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our bank partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly affect our results of operations. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB were to pursue an enforcement action against us or one or more of our Partners, this could also directly or indirectly adversely affect our business, financial condition and results of operations.

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

We may be subject to regulatory risks related to our operations in Israel.

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

Risks Related to Our Operations in Israel

Conditions in Israel and relations between Israel and other countries could adversely affect our business, including current uncertainty and instability resulting from the war between Israel and various terrorist organizations, as well as other regional hostilities.

We are incorporated under the laws of the State of Israel, and one of our major corporate offices and certain of our facilities, including a significant portion of our research and development are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations and could materially and adversely affect our ability to continue to operate from Israel. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Terrorism and violence within Israel or the outbreak of conflicts between Israel and its neighbors, including the Palestinians, Iran, and terrorist organizations operating in the region, may adversely affect our business, operations, or personnel. Most recently, on October 7, 2023, Hamas, a terrorist organization primarily based in the Gaza Strip launched a series of attacks on Israel. As a result of such attacks, on October 8, 2023, Israel officially declared a state of war. Israel called up substantial numbers of reservists and responded with extensive aerial attacks and a broad ground attack on terrorist targets in Gaza. The hostilities continued until a ceasefire between the sides took effect in mid-January 2025, but there is no certainty that this ceasefire will be sustained.

Following the attack by Hamas on Israel’s southern border, Hezbollah, a terrorist organization based primarily in Lebanon, also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and civilian areas in northern Israel. In response to these attacks, the Israeli army initially carried out targeted strikes on Hezbollah in southern Lebanon and targets in Syria, followed by a ground incursion into southern Lebanon beginning in late September 2024. A ceasefire between Israel and Hezbollah came into effect in late November 2024, but there is no certainty that this ceasefire will be sustained.

Iran also joined the hostilities with several significant missile attacks against Israel, and the Houthis, a terrorist organization based in Yemen, fired missiles at Israel and sent unmanned aerial vehicles carrying explosives to Israel. Terrorist groups have also attacked U.S. military targets in the Middle East. These clashes may escalate into a greater regional conflict.

Although the current conflict in Israel has not materially impacted our business or operations as of the date of this Annual Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences, which could include further regional instability, geopolitical shifts and adverse effects on trade between Israel and its trading partners, macroeconomic conditions, security conditions and financial markets. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations. Additionally, in the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to continue our operations could be materially adversely affected.

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

In addition, many of our employees in Israel, including executive officers, may be called upon to perform several days of military reserve duty until they reach the age of 40 (and in some cases, depending on their military duties up to the age of 45 or even 49) and, in emergency circumstances, could be called to immediate and unlimited active duty (subject to approval by the Israeli government). Since the October 7, 2023 attacks on Israel, certain of our employees based in Israel have been called in as reservists at various times and for various periods. It is possible that there will be additional military reserve duty call-ups in the future. Although our operations and business have not been materially impacted by these call-ups, our operations could be disrupted by such call-ups or additional call-ups, particularly if such call-ups include the call-up of members of our management, given the current shortage of talent in Israel due to the recent acceleration of activity in startups, especially in the technology space. Such disruption could materially and adversely affect our business, financial condition and results of operations.

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

Provisions of Israeli law and the Pagaya Articles could have the effect of delaying or preventing a change in control and may make it more difficult for a third party to acquire us or our shareholders to elect different individuals to the Pagaya Board, even if doing so would be considered to be beneficial by some of our shareholders, and may limit the price that investors may be willing to pay in the future for Pagaya Ordinary Shares. Among other things:

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
•the Pagaya Articles currently divide our directors into three classes, each of which is elected once every three years (although the Pagaya Board will be fully declassified by our 2026 annual meeting of shareholders);
•the Pagaya Articles generally require a vote of a majority of the voting power represented at a general meeting of our shareholders in person or by proxy and voting thereon, as one class (a “simple majority”), and the amendment of a limited number of provisions—such as the provision regarding the size of the Pagaya Board, dividing our directors into three classes, the procedures and the requirements that must be met in order for a shareholder to require us to include a matter on the agenda for a general meeting of our shareholders and the election and removal of members of the Pagaya Board and empowering the Pagaya Board to fill vacancies on the Pagaya Board—require a supermajority vote of the holders of 75% of the total voting power of our shareholders if no Class B Ordinary Shares remain outstanding (or a simple majority so long as any Class B Ordinary Shares remain outstanding);
•until the Pagaya Board is fully declassified by our 2026 annual meeting of shareholders, the Pagaya Articles will not permit a director who is elected as a member of one of the three staggered classes to be removed other than in the annual general meeting in which the term of such class expires, except in special circumstances of incapacity or ineligibility (and in the case of other directors, such as those appointed by the Pagaya Board to fill vacancies, do not permit a director to be removed except by a vote of the holders of at least 75% of the total voting power of our shareholders if no Class B Ordinary Shares remain outstanding, or a simple majority so long as any Class B Ordinary Shares remain outstanding); and
•the Pagaya Articles provide that director vacancies may be filled by the Pagaya Board.

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

Although we have voluntarily filed on U.S. domestic issuer forms with the SEC beginning in 2024, we have previously reported under the Exchange Act as a non-U.S. company with foreign private issuer status and have therefore been exempt from certain rules under the Exchange Act that are applicable to U.S. domestic reporting companies. Because we qualify as a foreign private issuer under the Exchange Act and although we furnish quarterly financial information to the SEC, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; (ii) the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and (iii) the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q containing unaudited financial and other specified information, or current reports on Form 8-K, upon the occurrence of specified significant events. In addition, foreign private issuers are not required to file their annual report on Form 20-F until four months after the end of each fiscal year, while U.S. domestic issuers that are accelerated filers are required to file their annual report on Form 10-K within 75 days after the end of each fiscal year. Foreign private issuers are also exempt from the Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material information. As a result of the above, our shareholders may not have the same protections afforded to shareholders of companies that are not foreign private issuers.

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

As discussed above, Pagaya is a “foreign private issuer”, and therefore is not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act (although we began to voluntarily file reporting as U.S. domestic issuer in 2024). The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to Pagaya on June 30, 2025. In the future, Pagaya would lose its “foreign private issuer” status if more than 50% of our outstanding voting securities become directly or indirectly held of record by U.S. Holders and any one of the following is true: (i) the majority of our directors or executive officers are U.S. citizens or residents; (ii) more than 50% of our assets are located in the United States; or (iii) our business is administered principally in the United States. If we lose our “foreign private issuer” status, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We would also have to comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of Nasdaq. As a company filing using U.S. domestic forms, we will incur additional legal, accounting and other expenses that we did not incur as a foreign private issuer. In addition, members of our management will likely have to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled.

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

Concentration of voting power among certain Shareholders, namely our Founders, will limit other shareholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our Founders beneficially own, in the aggregate, Ordinary Shares comprising approximately 65.8% of outstanding voting power as of January 31, 2025. This significant concentration of voting power may have a negative impact on the trading price for our Class A Ordinary Shares because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of shareholders. In addition, these shareholders will be able to exercise influence over virtually all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets (except where Israeli law requires special approvals for related party transactions). This concentration of ownership could limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other shareholders.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends to shareholders in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Pagaya Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Companies Law and in future agreements and financing instruments, business prospects and such other factors as the Pagaya Board deems relevant. As a result, you may not receive any return on an investment in Class A Ordinary Shares unless you sell Class A Ordinary Shares for a price greater than that which you paid for them.

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

The price of our Class A Ordinary Shares, as well as the price of the public warrants, have been and may continue to be volatile in the future. Our Class A Ordinary Shares and public warrants began trading on Nasdaq on June 23, 2022 and as such have a limited public float and a short trading history to date. From January 1, 2024 to February 24, 2025, the closing price of Class A Ordinary Shares on Nasdaq ranged from as low as $8.54 to as high as $18.36 and daily trading volume ranged from approximately 315,424 to 14,886,500 shares. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. Broad market fluctuations may adversely affect the trading price of the Class A Ordinary Shares. In particular, a large proportion of the Class A Ordinary Shares have been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for the Class A Ordinary Shares, further influencing volatility in its market price. In addition, these and other external factors have caused and may continue to cause the market price and demand for the Class A Ordinary Shares to fluctuate substantially, which may limit or prevent our shareholders from readily selling their Class A Ordinary Shares and may otherwise negatively affect the liquidity of the Class A Ordinary Shares. The price of Class A Ordinary Shares and the price of the public warrants may fluctuate due to a variety of factors, including, without limitation:

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
•commencement of, or involvement in, litigation or regulatory investigations or actions by or against Pagaya;
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

Pursuant to registration rights we have with certain holders of our securities, we filed a registration statement, which was declared effective on December 6, 2022, which covers the resale of up to an aggregate of 56,385,664 Class A Ordinary Shares by the selling shareholders named therein and the primary issuance of (1) 1,225,591 Class A Ordinary Shares issuable upon exercise of the public warrants, (2) 3,575 Class A Ordinary Shares issuable upon exercise of the private placement warrants issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger and (3) 2,612,501 Class A Ordinary Shares issuable upon exercise of other private placement warrants. The number of Class A Ordinary Shares registered for resale under the registration statement exceeds the number of Class A Ordinary Shares constituting our public float and represents approximately 234% of our public float and approximately 72% of outstanding Class A Ordinary Shares (after giving effect to the issuance of Class A Ordinary Shares upon exercise of the public warrants and private placement warrants and the conversion of Class B Ordinary Shares into Class A Ordinary Shares) as of March 31, 2023. In addition, in connection with the acquisition of Darwin, we entered into a registration rights agreement with the Darwin Equityholders whereby we agreed to use our commercially reasonable efforts to file a registration statement to cover the resale of up to 1,530,344 Class A Ordinary Shares issued to Darwin Equityholders, and to use our commercially reasonable efforts to have such registration statement declared effective as soon as is reasonably practicable after the filing thereof. Any of these resales or issuances upon exercise of the Warrants, or the perception in the market that the holders of a large number of shares intend to resell shares, could cause the market price of our securities to decline or increase the volatility in the market price of our securities.

In addition, on August 17, 2022, we entered into an ordinary shares purchase agreement (the “Equity Financing Purchase Agreement”) and a registration rights agreement (the “Equity Financing Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Pursuant to the Equity Financing Purchase Agreement, subject to the satisfaction of the conditions set forth in the Equity Financing Purchase Agreement, we have the right to sell to B. Riley Principal Capital II up to $300 million of our Class A Ordinary Shares, subject to certain limitations and conditions set forth in the Equity Financing Purchase Agreement, from time to time during the 24-month term of the Equity Financing Purchase Agreement. We filed a registration statement, which was declared effective on December 6, 2022, to register the resale of up to 3,344,967 Class A Ordinary Shares, which represent (a) up to 11,633 Class A Ordinary Shares that we issued or may issue to B. Riley Principal Capital II pursuant to the Equity Financing Purchase Agreement in consideration of its commitment to purchase our Class A Ordinary Shares at our election under the Equity Financing Purchase Agreement and (b) 3,333,333 Class A Ordinary Shares we may elect in our sole discretion to issue and sell to B. Riley Principal Capital II under the Equity Financing Purchase Agreement from time to time. Since entering into the Equity Financing Purchase Agreement, we have issued approximately 2.4 million shares. On September 25, 2024, the Company terminated the Equity Financing Purchase Agreement.

Given the substantial number of shares available for resale, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our Class A Ordinary Shares or result in a significant decline in the public trading price of our Class A Ordinary Shares.

On October 4, 2023, we filed a shelf registration statement on Form F-3, which was declared effective on October 16, 2023, to offer and sell up to an aggregate amount of $500,000,000 of Class A Ordinary Shares, or to offer Class A Ordinary Shares upon conversion of debt securities or Class A Ordinary Shares or debt securities upon exercise of warrants, either individually in combination, at prices and on terms described in one or more future supplements to registration statement. On March 13, 2024, the Company priced an offering of 7,500,000 of its Class A Ordinary Shares, no par value, pursuant to an underwriting agreement with Citigroup Global Markets Inc. and Jefferies LLC as representatives of the several underwriters. The proceeds from the offer and sale of the securities are approximately $90.0 million, after deducting the underwriting discount and fees and offering expenses payable by the Company. Any issuances pursuant to the F-3 shelf registration statement could result in substantial dilution to the interests of other holders of our Class A Ordinary Shares or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The decision to use the F-3 shelf registration statement will depend on market conditions, the trading prices of our Class A Ordinary Shares and other considerations, and we cannot guarantee the extent to which we may utilize the committed equity financing.

We may issue additional Class A Ordinary Shares from time to time, including under our equity incentive plans. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue additional Class A Ordinary Shares from time to time, including under our equity incentive plans or as part of an acquisition.

Class A Ordinary Shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to time-based and performance-based vesting conditions, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We filed a registration statement on Form S-8 under the Securities Act, which became effective on June 21, 2022, to register the issuance of 8,622,441 Class A Ordinary Shares issuable under the Pagaya Technologies, Inc. 2016 Equity Incentive Plan and Stock Option Sub-Plan for United States Persons, 21,625,530 Class A Ordinary Shares issuable under the Pagaya Technologies Ltd. 2021 Equity Incentive Plan and Stock Option Sub-Plan for United States Persons and 9,705,666 Class A Ordinary Shares issuable pursuant to Pagaya Technologies Ltd. 2022 Share Incentive Plan. On September 15, 2023, we filed an additional registration statement on Form S-8 under the Securities Act to register the issuance of 891,858 Class A Ordinary Shares issuable under the Pagaya Technologies Ltd. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by the Company’s board of directors and shareholders. In addition, we may amend these registration statements to increase the number of shares issuable thereunder or file one or more registration statements on Form S-8 under the Securities Act to register additional Class A Ordinary Shares or securities convertible into or exchangeable for Class A Ordinary Shares issued pursuant to our equity incentive plans. Any future Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.

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

Our public warrants to purchase an aggregate of 1,225,591 Class A Ordinary Shares and the private placement warrants to purchase 3,575 shares of Class A Ordinary Shares that were issued and exchanged for EJFA Private Placement Warrants became exercisable on July 22, 2022 in accordance with the terms of a warrant agreement (as assigned, assumed and amended, the “Warrant Agreement”) between Continental Stock Transfer & Trust Company, as warrant agent, and EJFA, that was assumed by us pursuant to an assignment, assumption and amendment agreement in connection with the EJFA Merger. Following the 1-for-12 reverse share split effective March 2024, each warrant entitles the holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The exercise price of these warrants is $138 per share, or approximately $169.6 million in the aggregate, assuming none of the warrants are exercised through “cashless” exercise. As long as we have an effective registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the public warrants, the public warrants may only be exercised for cash. The private placement warrants that were issued and exchanged for EJFA Private Placement Warrants may be exercised on a “cashless” basis by the Sponsor or its permitted transferees and on the same basis as the public warrants if held by holders other than the Sponsor or its permitted transferees. To the extent such warrants are exercised, additional Class A Ordinary Shares will be issued, which will result in dilution to the holders of Class A Ordinary Shares and will increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Ordinary Shares. If the trading price for our Class A Ordinary Shares is less than $138 per share, we believe holders of our public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants will be unlikely to exercise their warrants on a cash basis. On January 31, 2025, the last reported sales price of our Class A Ordinary Shares was $9.28 per share and the last reported sales price of our public warrants was $0.09 per warrant. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Ordinary Shares.

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

Under certain circumstances, we may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Class A Ordinary Shares equals or exceeds $216 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you to: (i) exercise your public warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

In addition, we may redeem public warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their public warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares.

The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants, including because the number of Class A Ordinary Shares received is capped at 0.0301 share of Class A Ordinary Share per warrant (as adjusted for the 1-for-12 reverse share split) irrespective of the remaining life of the warrants. None of the private placement warrants that were issued and exchanged for EJFA Private Placement Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by EJFA Merger Sponsor or its permitted transferees.

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

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including senior or subordinated notes and classes of preferred shares by, for example, issuances and sales under the F-3 shelf registration statement, which was declared effective on October 16, 2023, pursuant to which we may offer and sell up to an aggregate amount of $500,000,000 of Class A Ordinary Shares, or to offer Class A Ordinary Shares upon conversion of debt securities or Class A Ordinary Shares or debt securities upon exercise of warrants, either individually in combination, at prices and on terms described in one or more future supplements to registration statement.

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

There are certain risks associated with the Notes that we issued in 2024, including the risk that the exchange of the Notes may dilute the ownership interest of existing shareholders, or may otherwise affect our per share results and depress the price of our Class A Ordinary Shares. In addition, the fundamental change provisions associated with the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

The exchange of the Notes may dilute the ownership interest of existing shareholders, or may otherwise depress the price of our Class A Ordinary Shares. Upon exchange of the Notes, we have the option to pay or deliver, as the case may be, cash, our Class A Ordinary Shares, or a combination thereof. The exchange of some or all of the Notes will dilute the ownership interests of existing shareholders to the extent we deliver Class A Ordinary Shares upon exchange of any of the Notes. Any sales in the public market of the Class A Ordinary Shares issuable upon such exchange could adversely affect prevailing market prices of our Class A Ordinary Shares. In addition, the existence of the Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated exchange of the Notes into our Class A Ordinary Shares could depress the price of our Class A Ordinary Shares.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying Class A Ordinary Shares in our reported diluted earnings per Class A Ordinary Share may adversely affect our reported earnings and financial condition. In accordance with applicable accounting standards, the Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs and the original issue discount. The issuance costs and the original issue discount are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. Furthermore, if any of the conditions to the exchangeability of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders exchange their Notes and could materially reduce our reported working capital.

In addition, the indenture governing the Notes contains certain provisions that allow holders of Notes to require us to purchase all or a portion of their Notes upon the occurrence of certain fundamental changes described in the indenture. These provisions and the provisions in the indenture requiring an increase to the exchange rate of the Notes for exchanges in connection with a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

Our stock typically trades in low volumes daily which could lead to illiquidity, volatility, or depressed stock price.

Our stock is listed on Nasdaq, but typically trades in low daily volumes. Because of a history of low trading volume, our stock is relatively illiquid and its price may be volatile. This may make it more difficult for our shareholders to resell shares when desired or at attractive prices. Some investors view low-volume stocks as unduly speculative and therefore not appropriate candidates for investment. Also, due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our stock.

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

The trading value of our Class A ordinary shares has in the past, and is likely to continue to fluctuate. In particular, the market price of the shares of U.S. listed technology companies (including us) has been especially volatile in recent years. In addition, we have a dual class share structure that has the effect of concentrating voting power in our Class B ordinary shares, which are not publicly traded. Our Class A ordinary shares, which are publicly traded, represent less than 20% of the voting power of all our outstanding shares after giving effect to the issuance of Class B ordinary shares upon exercise of stock options held by our Founders. In certain circumstances, including under volatile market conditions and considering the percentage of voting power represented by our publicly-traded Class A ordinary shares, we believe it may be appropriate to employ alternative methods to determine the value of our assets other than the market capitalization method.

After considering the total value of our assets determined under an alternative valuation method that takes into account a control premium, we believe that we were not a PFIC for the taxable year ended December 31, 2024. However, if the market capitalization method were determined to be the only appropriate method of valuing our assets, we may well be treated as a PFIC for the taxable year ended December 31, 2024. Therefore, there can be no certainty that the IRS will not challenge such a position and determine that based on the IRS’s interpretation of the asset test, we were a PFIC for any prior tax year. In addition, PFIC status is a factual determination that must be made annually after the close of each taxable year. The trading value of our Class A ordinary shares is likely to continue to fluctuate while the market price of the shares of U.S. listed technology companies continues to be volatile, which may affect the determination of whether we will be considered a PFIC. As our market capitalization and the composition of our income, assets, and operations are subject to change, we cannot assure you that we will not be considered a PFIC for any taxable year. It is possible that the IRS may take a contrary position with respect to our determination in any particular year. Certain adverse U.S. federal income tax consequences could apply to a United States Holder (as defined in Item 9B. “Taxation—U.S. Federal Income Tax Considerations”) if we are treated as a PFIC for any taxable year during which such United States Holder holds our Class A ordinary shares. We are not providing any U.S. tax opinion to any United States Holder concerning our potential PFIC status, and United States Holders should consult their tax advisors about the potential application of the PFIC rules to their investment in our Class A ordinary shares.

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

Our success depends on continued innovation to provide features and better performance that will make our platform useful for our partners and investors in our Financing Vehicles, and our ability to persuade existing partners to expand their use of our platform to additional use cases and additional applications. We must continue to invest significant resources in research and development in order to continually improve the speed and power of our platform. We may introduce significant changes to our platform or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our partners, we may be unable to attract additional partners or retain our current ones, which may adversely affect our business, operating results, and financial condition.

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

We increasingly rely on partners and other third parties to provide and/or assist with certain critical aspects of our business, including: (i) customer support, (ii) collections, (iii) loan origination, (iv) data verification and (v) servicing. These partners and third parties may be subject to cybersecurity incidents, privacy breaches, service disruptions and/or financial, legal, regulatory, labor or operational issues; any of which may result in the third party providing inadequate service levels to us or our customers. For example, a significant number of consumers that apply for financial products offered by our partners are sourced through loan aggregators. These loan aggregators may provide offers to consumers from multiple lenders, and the prioritization of these offers seen by the consumer are determined in the sole discretion of the loan aggregator, and offers from our partners may or may not be displayed to consumers or may be displayed less predominantly than competing lenders. Loan aggregators also typically include the ability to terminate their agreements to provide services to our partners for any reason and at any time upon a 30 days’ notice. If a loan aggregator terminated its relationship with one of our partners, the volume of loans or financial products originated by our partners could be significantly diminished, which may in turn negatively effect our ability to purchase assets from our partners. In addition, such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. These additional regulatory requirements may impact the ability of loan aggregators to provide their services, or to provide these services on commercially reasonable terms.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our information security program is designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our customer data (“Information Systems and Data”). Our information security program consists of processes and controls around access control, authorization, auditing, and monitoring, and is supported by our cybersecurity tech ecosystem, all of which is designed to protect our business flows and Information Systems and Data.The information security program is overseen by our Chief Information Security Officer (“CISO”), who manages a team responsible for leading enterprise-wide cybersecurity policy, standards, architecture, and processes.

As an organization that has become increasingly interconnected, we have defined a set of cybersecurity principles designed to support the continuous improvement of our overall information security measures, utilizing technology and controls to protect our core assets, infrastructure, Information Systems and Data throughout the entire life cycle of our business. In addition, we are aligned with the SOC 2 Type 2 standard and, since 2019, we have been certified under ISO 27001:2013, ISO 27017:2015 & ISO 27018.

Our identification, assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register; (2) the CISO works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and (3) our Technology Risk Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Risk Committee of our Board of Directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence providers, cybersecurity consultants and software providers, managed cybersecurity service providers, penetration testing service providers, dark web monitoring service providers, and forensic investigators.

In addition, our third party risk management program manages cybersecurity risks associated with our use of third-party service providers that perform a variety of functions throughout our business, such as software-as-a-service providers, hosting companies, distributors, and supply chain resources. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the third-party service provider, our third-party risk management process may involve different levels of assessment designed to help identify associated cybersecurity risks.

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

Governance

Our cybersecurity governance program is led by our CISO, who has more than 20 years of experience in the cybersecurity field, working for different enterprise organizations, holding multiple patents in the field and has vast knowledge and proven experience in both the technology and risk management domain of cybersecurity. Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other cybersecurity-related reports. Additionally, our Technology Risk Committee, who reports material risks from cybersecurity threats to the Risk Committee of our Board of Directors, is made up of members of our management team, including our CISO, who hold various certifications and have served in various roles related to risk management, technology and cybersecurity.

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

Our cybersecurity incident processes are designed to escalate material cybersecurity incidents to members of our management team depending on the circumstances, who will then work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified, in addition to notifying the Risk Committee, as appropriate.

Item 2. Properties

Our main offices are in New York, NY (Headquarters) and Tel Aviv, Israel. We also lease offices in Austin, Texas, and San Mateo, CA. None of our facilities are owned by Pagaya. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.

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

Holders of Record

Based on a review of the information provided to us by our transfer agent, as of December 31, 2024, there were 118 registered holders of our Ordinary Shares, 90 of which were United States registered holders, including Cede & Co., the nominee of The Depository Trust Company, holding approximately 73.5% of our outstanding Ordinary Shares. The number of record holders in the United States is not representative of the number of beneficial holders nor is it representative of where such beneficial holders are resident since many of these Ordinary Shares were held by brokers or other nominees.

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

The distribution of dividends may also be limited by the Companies Law, which permits the distribution of dividends only out of retained earnings or earnings derived over the two most recent years, whichever is greater, based on audited or reviewed financial statements for a period of up to two years ended no more than six months prior to the date of distribution, provided that there is no reasonable concern that payment of a dividend will prevent a company from satisfying its existing and foreseeable obligations as they become due. Under the Pagaya Articles, dividend distributions may be determined by the Pagaya Board, without the need for shareholder approval. Payment of dividends may be subject to Israeli withholding taxes. See Exhibit 4.9 to this Annual Report and “Certain Material Israeli Tax Considerations—Taxation of our shareholders” for additional information.

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

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2023 in comparison to the year ended December 31, 2022 have been omitted. For such omitted discussions, refer to Pagaya’s Operating Results included in the Annual Report on Form 10-K filed with the SEC on April 25, 2024.

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

Foreign Private Issuer Exemptions

We are technically a “foreign private issuer” under U.S. Securities and Exchange Commission rules. Consequently, we are subject to the reporting requirements under the Exchange Act applicable to foreign private issuers. That said, as previously disclosed on January 16, 2024, we have decided to voluntarily file on U.S. domestic issuer forms with the SEC beginning in 2024. Since then the Company has been filing its quarterly reports on Form 10-Q, current reports on Form 8-K, and its annual reports on Form 10-K, and will no longer report on forms 20-F and 6-K. In addition, the Company intends to comply with Regulation FD and the SEC’s proxy rules, and the Company's officers, directors, and 10% shareholders will now also begin reporting on Forms 3, 4 and 5, as applicable.

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

Adoption of Our Network by Partners

We devote significant time to, and have a team that focuses on, onboarding and managing Partners to our network. We believe that our success in adding new Partners to our network is driven by our distinctive value proposition: driving significant revenue uplift to our Partners at limited incremental cost or credit risk to the Partner. Our success adding new Partners has contributed to our overall Network Volume growth and driven our ability to rapidly scale new asset classes. In 2024, we expanded our network with several new Partners, including OneMain Financial and Avvance, the point-of-sale leading solution offered by US Bank and Elavon.
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $2.6 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the year ended December 31, 2024, our top 5 ABS investors contributed approximately 54% of our total ABS funding, compared to 50% in the year ended December 31, 2023.

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
Impact of Macroeconomic Cycles and Global and Regional Conditions

We expect economic cycles to affect our financial performance and related metrics. Macroeconomic conditions, including persistent inflation, elevated interest rates, supply chain constraints, geopolitical tensions, climate-related disruptions, and evolving global conflicts, may affect consumer demand for financial products, our Partners’ ability to generate and convert customer application volume, and the availability and cost of funding from investors through our Financing Vehicles. The war in Israel and Gaza, which escalated following the October 7, 2023, attacks by a terrorist organization primarily based in the Gaza Strip remains a source of uncertainty. While the conflict has not materially disrupted our operations to date, its potential to intensify or expand, coupled with related instability in the Middle East, could adversely impact regional and global economic conditions, energy prices, and investor confidence. Such developments may increase volatility in financial markets, elevate operating costs, or constrain funding availability, potentially affecting our business, financial condition, results of operations, and prospects. We continue to monitor the situation closely, though no significant direct impact has been observed as of the date of this Report. The Russia-Ukraine conflict, ongoing since February 2022, persists with no clear resolution as of early 2025. While we have not experienced material impacts on our business from this conflict, prolonged hostilities or further escalation, such as expanded sanctions, disruptions to energy markets, or broader economic fallout, could exacerbate global inflationary pressures and supply chain challenges. These factors may indirectly influence consumer credit demand, investor appetite for risk assets, and our Network Volume. We assess this risk as manageable but remain vigilant given its potential to contribute to wider economic disruptions. Macroeconomic pressures, including sustained high interest rates and inflation, continue to shape our operating environment. Central banks, including the Federal Reserve, have maintained elevated rates into 2025 to combat inflationary trends, increasing borrowing costs and potentially straining borrowers’ ability to service debt. This could lead to higher delinquencies, defaults, and charge-offs, reducing investor returns and dampening demand for assets generated on our platform. Inflation, though moderating from its 2022-2023 peak, remains above historical norms, driving up operating costs such as employee compensation, financing expenses, and technology investments. These pressures have been partially offset by operational efficiencies and growth in application volume from our Partners, supporting net growth in Network Volume despite a higher cost of capital. Global supply chain disruptions, exacerbated by geopolitical tensions and extreme weather events linked to climate change, continue to challenge economic stability. These disruptions may indirectly affect our Partners’ ability to serve customers and could increase costs across our network. Meanwhile, the elevated risk-free rate environment has shifted investor preferences, with some favoring safer assets over consumer credit. While our ability to raise funding remains intact, the cost of capital has risen, necessitating adjustments in conversion ratios to meet investor return expectations. Strong Partner application volume has mitigated this impact, sustaining Network Volume growth through 2024 and into early 2025. Adverse developments in the financial sector, such as regional bank stresses, liquidity concerns, or prolonged U.S. federal debt ceiling debates, could further complicate our operating landscape. In 2024, isolated bank failures and downgrades sparked temporary market volatility, though our direct exposure remains limited. Should these events escalate into systemic liquidity issues, they could impair our Partners’ and counterparties’ ability to meet obligations, disrupt funding flows, or destabilize financial markets, adversely affecting our performance. Similarly, ongoing trade tensions, particularly between the U.S. and China, and potential tariff escalations could introduce additional uncertainty, though we have not yet seen significant effects on our operations. Economic downturns or prolonged uncertainty may pressure the performance of assets acquired by Financing Vehicles from our network. However, these conditions also provide valuable data to refine our AI technology, enhancing our ability to adapt to shifting market dynamics and deliver value to Partners and investors. Historical events like the COVID-19 pandemic and the current inflationary period have underscored the resilience of our platform, validating its outcomes even amid volatility. For a detailed discussion of uncertainties and other factors that could impact our operating results, see the “Item 1A.—Risk Factors” section in this Annual Report.

Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Network Volume	$9,705	$8,299	$7,307

Network Volume
We believe the Network Volume metric to be a suitable proxy for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. In addition, Network Volume directly influences Fee Revenue Less Production Cost (FRLPC), a key non-GAAP measure we use to assess operational efficiency. We believe the growth in Network Volume highlights the scalability of our business, which, in turn, affects our operational leverage and profitability. Network Volume is primarily driven by our relationships with our Partners and SFR Partners. We believe that Network Volume has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. As a result, the expansion of Network Volume provides insights into the effectiveness of our business strategies and the ability to leverage operational efficiencies across different asset classes. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, residential real estate, and point-of-sale receivables.
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
Network AI fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. We earn AI integration fees for the creation and delivery of the assets that comprise our Network Volume. Multiple funding channels are used to enable the purchase of network assets from our Partners, such as ABS, pass-through and forward flow transactions. Capital markets execution fees are earned when a pre-funded, Pagaya-sponsored ABS vehicle is sold by underwriters.
Contract fees. Contract fees primarily include administration and management fees, and performance fees. Administration and management fees are contracted upon the establishment of Financing Vehicles and are earned as the Financing Vehicles purchase loans and as the Company provides services over their remaining lives. Performance fees are earned when certain Financing Vehicles exceed contractual return hurdles and a significant reversal in the amount of cumulative revenue recognized is not expected to occur.
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

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Revenue
Revenue from fees	$1,004,550	$772,814	$685,414
Other Income
Interest income	32,291	38,748	57,758
Investment (loss) income	(4,593)	489	5,756
Total Revenue and Other Income	1,032,248	812,051	748,928
Production costs	597,652	508,944	451,084
Technology, data and product development (1)	76,571	74,383	150,933
Sales and marketing (1)	50,404	49,773	104,203
General and administrative (1)	240,781	203,351	294,213
Total Costs and Operating Expenses	965,408	836,451	1,000,433
Operating Income (Loss)	66,840	(24,400)	(251,505)
Other expense, net	(487,962)	(156,768)	(24,869)
Loss Before Income Taxes	(421,122)	(181,168)	(276,374)
Income tax expense	24,576	15,571	16,400
Net Loss	(445,698)	(196,739)	(292,774)
Less: Net (loss) income attributable to noncontrolling interests	(44,292)	(68,301)	9,547
Net Loss Attributable to Pagaya Technologies Ltd.	$(401,406)	$(128,438)	$(302,321)
Per share data:
Net loss attributable to Pagaya Technologies Ltd.	$(401,406)	$(128,438)	$(302,321)
Less: Undistributed earnings allocated to participated securities	—	—	(12,205)
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders	$(401,406)	$(128,438)	$(314,526)
Net loss per share:
Basic and Diluted (2)	$(5.66)	$(2.14)	$(8.22)
Non-GAAP adjusted net income (loss) (3)	$66,866	$16,556	$(32,664)
Non-GAAP adjusted net income (loss) per share (3):
Basic (2)	$0.94	$0.28	$(0.85)
Diluted (2)(4)	$0.92	$0.27	$(0.85)
Weighted average shares outstanding:
Basic and Diluted (2)	70,879,807	60,038,893	38,253,737
Weighted average shares outstanding (Non-GAAP):
Basic (2)	70,879,807	60,038,893	38,253,737
Diluted (2)(4)	72,495,097	61,693,526	58,302,653

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Technology, data and product development	$8,695	$12,375	$81,337
Sales and marketing	14,666	13,216	58,377
General and administrative	38,136	45,464	101,975
Total share-based compensation in operating expenses	$61,497	$71,055	$241,689
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

(3) See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this and Adjusted EBITDA.

(4) In our fourth quarter of 2024 earnings press release, we reported non-GAAP diluted EPS of $0.83 based on 83.9 million diluted shares. Due to an error in calculating the dilutive effect of exchangeable notes issued in the fourth quarter of 2024, the corrected non-GAAP diluted EPS is $0.92, based on 72.5 million diluted shares.

Comparison of Year Ended December 31, 2024 and 2023

Total Revenue and Other Income

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$1,004,550	$772,814	$231,736	30%
Interest income	32,291	38,748	(6,457)	(17)%
Investment (loss) income	(4,593)	489	(5,082)	(1039)%
Total Revenue and Other Income	$1,032,248	$812,051	$220,197	27%
Total revenue and other income, increased by $220.2 million, or 27%, to $1,032.2 million for the year ended December 31, 2024 from $812.1 million for the year ended December 31, 2023. The increase was primarily driven by an increase in revenue from fees, partially offset by decreases in interest income and investment income.
Revenue from fees increased by $231.7 million, or 30%, to $1,004.6 million for the year ended December 31, 2024 from $772.8 million for the year ended December 31, 2023. The increase was primarily due to a $220.1 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $696.0 million for the year ended December 31, 2023 to $916.1 million for the year ended December 31, 2024. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 17% from $8.3 billion for the year ended December 31, 2023 to $9.7 billion for the year ended December 31, 2024. These increases were partially offset by a slight decrease in capital markets execution fees earned from our ABS transactions during the year ended December 31, 2024.

Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $11.7 million from $76.8 million for the year ended December 31, 2023 to $88.5 million for the year ended December 31, 2024, reflecting $4.4 million contributions from Theorem Technology, Inc. (“Theorem”) and an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income decreased by $6.5 million, or 17%, to $32.3 million for the year ended December 31, 2024 from $38.7 million for the year ended December 31, 2023. The decrease in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The decrease in interest income was primarily the result of changes in structure and composition of the investments in loans and securities portfolio, and lower interest income on our cash balances.
Investment income decreased by $5.1 million to a loss of $4.6 million for the year ended December 31, 2024, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Year Ended December 31,
	2024	2023
	(in thousands)
Production costs	$597,652	$508,944
Technology, data and product development	76,571	74,383
Sales and marketing	50,404	49,773
General and administrative	240,781	203,351
Total Costs and Operating Expenses	$965,408	$836,451

Production Costs

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production costs	$597,652	$508,944	$88,708	17%
Production costs increased by $88.7 million, or 17%, to $597.7 million for the year ended December 31, 2024 from $508.9 million for the year ended December 31, 2023. This increase was predominantly due to increases in Network Volume and to a lesser extent the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product Development

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$76,571	$74,383	$2,188	3%

Technology, data and product development costs in the year ended December 31, 2024 increased $2.2 million, or 3%, compared to the same period in 2023. Excluding $1.2 million contributions from Theorem in the current period, technology, data and product development costs increased $1.0 million, the increase was primarily driven by a $9.2 million increase in software depreciation expense, including a $0.8 million increase in impairment charge for capitalized software development costs, and a $1.8 million increase in overhead allocation and other miscellaneous costs, partially offset by a $10.2 million decrease in personnel-related expenses.

During the year ended December 31, 2024 and 2023, we capitalized $23.0 million and $26.5 million of software development costs, respectively. Depreciation expense, including impairment charges, for capitalized software development costs was $26.5 million and $17.2 million for the year ended December 31, 2024 and 2023, respectively.

Sales and Marketing

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$50,404	$49,773	$631	1%
Excluding $0.8 million contribution from Theorem in the current period, sales and marketing costs remained relatively flat, decreased by a $0.2 million, compared to the same period in 2023.

General and Administrative

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
General and administrative	$240,781	$203,351	$37,430	18%

General and administrative costs in the year ended December 31, 2024 increased by $37.4 million, or 18%, compared to the same period in 2023. Excluding $1.6 million contribution from Theorem, general and administrative costs increased $35.8 million, primarily driven by a $38.7 million increase in loss from loan purchases and a $11.9 million increase in consulting expenses, partially offset by a $4.1 million decrease in acquisition-related expenses, a $4.9 million decrease in personnel-related costs and a $3.9 million decrease in insurance expenses.

Other Expenses Net

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(487,962)	$(156,768)	$(331,194)	(211)%
Other expense, net for the year ended December 31, 2024 increased by $331.2 million, compared to the same period in 2023. The increase was primarily due to a higher credit-related impairment loss of $279.5 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. We consolidate certain VIEs which hold investments in securities which experienced a credit-related impairment loss of $50.1 million for the year ended December 31, 2024 that are not attributable to Pagaya, but rather are attributable to the VIEs noncontrolling interests. For further information, please see “—Net Income (Loss) Attributable to Noncontrolling Interests.” Also contributing to the increase were higher interest expenses of $59.3 million due to increased borrowing to support business growth, partially offset by a $4.2 million favorable impact from the changes in fair value remeasurement of warrants.

Income Tax Expense

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax expense	$24,576	$15,571	$9,005	58%
Income tax expense increased by $9.0 million, or 58%, to $24.6 million for the year ended December 31, 2024 from $15.6 million for the year ended December 31, 2023. The increase was primarily driven by discrete tax expenses related to a change in the reserve related to credit loss on investments in loans and securities for the year ended December 31, 2024.

Net Loss Attributable to Noncontrolling Interests

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(44,292)	$(68,301)	$24,009	35%

Net loss attributable to noncontrolling interests in the year ended December 31, 2024 decreased by $24.0 million, or 35%, compared to the same period in 2023. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the portion of net loss of the consolidated VIEs which was not attributable to Pagaya, but rather to the noncontrolling interest holders. For the year ended December 31, 2024, the net loss attributable to noncontrolling interests reported interest income of $5.6 million generated from risk retention holdings offset by the credit-related impairment loss of $50.1 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Income (Expense), net.”

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

FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA
FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 are summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fee Revenue Less Production Cost (FRLPC)	$406,898	$263,870	$234,330
Adjusted Net Income (Loss)	$66,866	$16,556	$(32,664)
Adjusted EBITDA	$210,378	$82,022	$(4,834)
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

The following tables present a reconciliation of the most directly comparable U.S. GAAP measure to FRLPC, Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue from fees	$1,004,550	$772,814	$685,414
Production costs	597,652	508,944	451,084
Fee Revenue Less Production Cost (FRLPC)	$406,898	$263,870	$234,330

FRLPC has grown during 2023 and 2024 primarily as a result of our ability to monetize the value creation inherent in our lending product. Approximately 50% of our lending partnerships are generating FRLPC from both our lending and investor products, while the remaining 50% are only generating FRLPC from our investor products.

	Year Ended December 31,
	2024	2023	2022
Net Loss Attributable to Pagaya Technologies Ltd.	$(401,406)	$(128,438)	$(302,321)
Adjusted to exclude the following:
Share-based compensation	61,497	71,055	241,689
Fair value adjustment to warrant liability	(2,349)	1,842	(11,088)
Impairment loss on certain investments	394,484	52,381	8,836
Write-off of capitalized software	3,245	1,938	3,209
Restructuring expenses	3,583	5,450	—
Transaction-related expenses	2,095	6,153	—
Non-recurring expenses	5,717	6,175	27,011
Adjusted Net Income (Loss)	$66,866	$16,556	$(32,664)
Adjusted to exclude the following:
Interest expenses	90,183	30,740	5,136
Income tax expense	24,576	15,571	16,400
Depreciation and amortization	28,753	19,155	6,294
Adjusted EBITDA	$210,378	$82,022	$(4,834)

Liquidity and Capital Resources
As of December 31, 2024 and December 31, 2023, the principal sources of liquidity were cash, cash equivalents and restricted cash of $226.5 million and $222.5 million, respectively.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowings, including repurchase agreements. We may also raise additional capital, including through borrowings under the credit facility(see further description of the credit facility below in the section titled “Credit Agreement”) or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Ordinary Share Offering,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowings, or equity financing. The rates, terms, covenants and availability of such additional financing is not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI Technology.

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

In addition, we will receive the proceeds from any exercise of any public warrants and private placement warrants in cash. Each public warrant and each private placement warrant that was issued and exchanged for each EJFA Private Placement Warrant in the EJFA Merger entitles the holder thereof to purchase one Class A Ordinary Share at a price of $138 per share (as adjusted for the 1-for-12 reverse share split). Following the 1-for-12 reverse share split effective March 2024, each warrant entitles the holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The aggregate amount of proceeds could be up to $169.6 million if all such warrants are exercised for cash. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity.

As of March 11, 2025, the price of our Class A Ordinary Shares was $9.89 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Item 1A.—Risk Factors—We have and may need to continue to raise additional funds in the future, including but not limited to, through equity, debt, secured borrowings, or convertible debt financings, to support business growth, and those funds may be unavailable on acceptable terms, or at all. As a result, we may be unable to meet our future capital requirements, which could limit our ability to grow and jeopardize our ability to continue our business” and “Item 1A.—Risk Factors—Risks Related to Ownership of our Class A Ordinary Shares and Warrants” in this Annual Report.

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

During the year ended December 31, 2024, 814,569 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $11.9 million, and related fee of $0.4 million was expensed. During the year ended December 31, 2023, 1,587,157 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $27.2 million, and related fee of $0.7 million was expensed. On September 25, 2024, the Company terminated the Equity Financing Purchase Agreement.

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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$66,520	$9,577	$(40,000)
Net cash used in investing activities	$(498,645)	$(412,693)	$(265,419)
Net cash provided by financing activities	$436,688	$289,096	$437,920
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of December 31, 2024, we had 553 employees, compared to 712 on December 31, 2023. During the first and second quarters of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the year ended December 31, 2024 was $66.5 million, an increase of $56.9 million from net cash provided by operating activities of $9.6 million for the year ended December 31, 2023. This reflects our net loss including noncontrolling interests of $445.7 million, adjusted for non-cash charges of $510.1 million and net cash inflows of $2.1 million provided by changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $279.5 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, of which $50.1 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $9.6 million, (3) depreciation and amortization, which increased by $9.6 million primarily from capitalized software, and (4) fair value adjustment to warrant liability, which decreased by $4.2 million driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities increased by $23.0 million to net cash inflows of $2.1 million for the year ended December 31, 2024 compared to net cash outflows $20.9 million for the same period in 2023, reflecting cost saving initiatives.

Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the year ended December 31, 2024, net cash used in investing activities of $498.6 million was primarily attributable to purchases of risk retention assets of $693.9 million, which increased by $127.8 million driven by business growth and management’s decision to purchase more than the required minimum risk retention holdings and the acquisition of Theorem Technology, Inc. of $9.1 million, partially offset by proceeds received from existing risk retention assets of $227.8 million, which also increased by $55.7 million.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities of $436.7 million was primarily attributable to $325.2 million of proceeds from issuance of long-term debt, net of issuance costs, $152.0 million of proceeds from issuance of exchangeable senior notes and $90.0 million of proceeds from sale of ordinary shares. These cash inflows were partially offset by $90.0 million of repayments of the SVB revolving credit facility and $14.0 million of repayment of the long-term debt.

Indebtedness

Exchangeable Senior Notes

On October 1, 2024, Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, issued $160 million in aggregate principal amount of 6.125% exchangeable senior notes due 2029 (the “Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The Company used the net proceeds from the Notes to repay higher-cost debt and reduce interest expense, with the remainder allocated for general corporate purposes.

The Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025, and mature on October 1, 2029, unless earlier repurchased, redeemed, or exchanged. The Notes are exchangeable for cash, Class A Ordinary Shares of the Company, or a combination of both, at the Company’s discretion, subject to certain conditions.

The Notes are senior, unsecured obligations of Pagaya US and are fully and unconditionally guaranteed on a senior, unsecured basis by the Company. The Notes rank equally in right of payment with other senior, unsecured indebtedness of Pagaya US and the Company and are structurally subordinated to all existing and future liabilities of Pagaya US’s subsidiaries.

The initial exchange rate of the Notes is 71.4669 Class A Ordinary Shares per $1,000 principal amount of Notes (which is equivalent to an initial exchange price of approximately $13.99 per share). The exchange rate will be subject to adjustment upon the occurrence of certain events. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the indenture governing the Notes) or if Pagaya US redeems the Notes, Pagaya US will, in certain circumstances, increase the exchange rate by a number of additional Class A Ordinary Shares for a holder who elects to convert its Notes in connection with such make-whole fundamental change or to convert its Notes called for redemption during the related redemption exchange period.

Prior to the close of business on the business day immediately preceding July 2, 2029, the Notes will be exchangeable at the option of the holders only upon the satisfaction of specified conditions. These conditions include, among others, the sale price of the Class A Ordinary Shares exceeding 130% of the initial exchange price for a specified number of trading days. On or after July 2, 2029 until the close of business on the second scheduled trading day immediately preceding October 1, 2029, the Notes will be exchangeable at the option of the holders at any time regardless of the specified conditions.

Pagaya US may redeem the Notes in whole or in part on or after October 5, 2027, only if the last reported sale price per Class A Ordinary Share exceeds 130% of the exchange price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a “fundamental change” (as defined in the indenture governing the Notes) of the Company occurs, then, subject to a limited exception, noteholders may require Pagaya US to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of

Credit Agreement

On February 2, 2024, the Company entered into certain Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million, which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million. In November 2024, the Company amended the Credit Agreement to increase the Term Loan Facility by $100 million, bringing the total principal amount to $355 million. The Company also increased an aggregate principal amount of the Revolving Credit Facility of $15 million, bringing the total principal amount of the Revolving Credit Facility to $50 million. In February 2025, the Company further increased the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of the Revolving Credit Facility of $58 million.

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

The foregoing descriptions of the Credit Agreement are qualified in their entirety by reference to the complete terms thereof, which are incorporated herein by reference to Exhibit 10.7. As of December 31, 2024, the Company had an outstanding balance of $321.3 million, which is recorded within current portion of long-term debt and long-term debt on the consolidated balance sheet, and the Company had letters of credit issued in the amount of $24.3 million, and $25.7 million of remaining capacity available under the Revolving Credit Facility. The Company believes it is in compliance with all covenants.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of December 31, 2024, the total remaining contractual obligations are approximately $47.1 million, of which $9.3 million is for the next 12 months. In 2023, we entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $4.6 million for the period from October 2023 through September 2025. As of December 31, 2024, the total remaining contractual obligations are approximately $3.6 million, all of which is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties.

These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of December 31, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $35.0 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the consolidated balance sheet.
For a discussion of our long-term debt obligations and operating lease obligations as of December 31, 2024, see Note 6 and Note 10, respectively, to our consolidated financial statements included elsewhere in this Annual Report.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In 2024, we have reassessed the critical accounting policies and determined that in addition to the updates below relating to fair value (previously identified as “Loans and investments in securities”), we no longer consider revenue recognition, consolidation and variable interest entities or recoverability of deferred tax assets to be critical accounting estimates as the application of the relevant US GAAP accounting policies does not involve significant levels of uncertainty.

We believe that the accounting policies discussed below are critical to our financial results and the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate and (2) changes in the estimate could have a material impact on our financial condition or results of operations. For further information, see Note 2 to our audited consolidated financial statements in this Annual Report on Form 10-K. It should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

Fair Value

Investments in loans and securities, which include whole loans and notes and residual interests in securitizations, are measured at fair value on a recurring basis. The estimate of fair value of these financial assets requires significant judgment. We use a discounted cash flow model to estimate the fair value of these financial assets based on the present value of estimated future cash flows. The cash flow model uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value of the particular financial asset. Primary inputs that require significant judgment include discount rates, net credit loss expectations, expected prepayment rates and consideration of any optional redemption features in our investment securities.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of December 31, 2024 and 2023, we were exposed to credit risk on $764 million and $717 million, respectively, of investments in loans and securities held on our consolidated balance sheet, with $659 million and $618 million, respectively, representing net exposure exclusive of non-controlling interests. We have a portfolio risk monitoring process that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

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

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense/payments and harm the results of our operations. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Our independent registered accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, has not audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director and Officer Trading Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, three officers or directors entered into 10b5-1 trading arrangements. First, on November 15, 2024, Dan Petrozzo, a director of the Company, entered into a new 10b5-1 Plan, with an end date of November 15, 2025, to sell a maximum aggregate of 11,312 shares. Second, on December 20, 2024, Avital Pardo, a director and Chief Technology Officer of the Company, entered into a 10b5-1 Plan, with an end date of March 31, 2026, to sell a maximum aggregate of 904,247 shares. Third, on December 16, 2024, Yahav Yulzari, a director and Chief Business Officer of the Company, entered into a 10b5-1 Plan, with an end date of March 31, 2026, to sell a maximum aggregate of 904,247 shares.

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

PFIC status of Pagaya

The legislative history of the relevant Code provisions indicates that the total value of a publicly-traded foreign corporation’s assets generally will be treated as equal to the sum of the aggregate value of its outstanding stock plus its liabilities for purposes of the asset test, and publicly-traded foreign corporations often employ such market capitalization method to value their assets. However, the IRS has not issued guidance conclusively addressing how to value a publicly-traded foreign corporation’s assets for PFIC purposes. The trading value of our Class A ordinary shares has in the past, and is likely to continue to fluctuate. In particular, the market price of the shares of U.S. listed technology companies (including us) has been especially volatile in recent years. In addition, we have a dual class share structure that has the effect of concentrating voting power in our Class B ordinary shares, which are not publicly traded. Our Class A ordinary shares, which are publicly traded, represent less than 20% of the voting power of all our outstanding shares. In certain circumstances, including under volatile market conditions and considering the percentage of voting power represented by our publicly-traded Class A ordinary shares, we believe it may be appropriate to employ alternative methods to determine the value of our assets other than the market capitalization method. After considering the total value of our assets determined under an alternative valuation method that takes into account a control premium, we believe that we were not a PFIC for the taxable year ended December 31, 2024. However, if the market capitalization method were determined to be the only appropriate method of valuing our assets, we may well be treated as a PFIC for the taxable year ended December 31, 2024. Therefore, there can be no certainty that the IRS will not challenge such a position and determine that based on the IRS’s interpretation of the asset test, we were a PFIC for any prior tax year. In addition, PFIC status is a factual determination that must be made annually after the close of each taxable year. The trading value of our Class A ordinary shares is likely to continue to fluctuate while the market price of the shares of U.S. listed technology companies continues to be volatile, which may affect the determination of whether we will be considered a PFIC. As our market capitalization and the composition of our income, assets, and operations are subject to change, we cannot assure you that we will not be considered a PFIC for any taxable year. It is possible that the IRS may take a contrary position with respect to our determination in any particular year. Certain adverse U.S. federal income tax consequences could apply to a United States Holder if we are treated as a PFIC for any taxable year during which such United States Holder holds our Class A ordinary shares. Under the PFIC rules, if we were considered a PFIC at any time that a United States Holder holds our Class A ordinary shares, we would continue to be treated as a PFIC with respect to such holder’s investment unless (i) we cease to be a PFIC, and (ii) the United States Holder has made a “deemed sale” election under the PFIC rules.

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

Dividends paid out of Preferred Technological Income, which are distributed by a Preferred Technological Enterprise or a Special Preferred Technological Enterprise, are generally subject to tax at the rate of 20% or such lower rate as may be provided in an applicable tax treaty (subject to the receipt in advance of a valid certificate from the ITA allowing for a reduced tax rate). However, if such dividends are paid to an Israeli company, no tax is required to be withheld. If such dividends are distributed to a foreign company that holds solely or together with other foreign companies 90% or more of the Israeli company and other conditions are met, the tax rate will be 4%. Dividends paid out to individuals may be subject to an additional surtax, as described below. In November 2021, an approval from the ITA was received stating Pagaya is entitled to the tax benefits under the 2017 Amendment, as a Preferred Technological Enterprise (for the tax years 2020 - 2024), subject to certain approvals and subject to certain limitations on the income eligible for such tax benefits. The approval can be extended upon request.

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

Capital gains taxes applicable to Israeli resident shareholders

An Israeli resident corporation that derives capital gains from the sale of shares in an Israeli resident company will generally be subject to tax on the real capital gains generated on such sale at the corporate tax rate of 23% (in 2025). An Israeli resident individual will generally be subject to capital gains tax at the rate of 25%. However, if the individual shareholder claims deduction of interest expense and linkage differences in connection with the purchase and holding of such shares or is a “substantial shareholder” at the time of the sale or at any time during the preceding 12-month period, such gain will be taxed at the rate of 30%. A “substantial shareholder” is generally a person who alone, or together with such person’s related party or another person who collaborates with such person on a permanent basis, holds, directly or indirectly, at least 10% of any of the “means of control” of the corporation. “Means of control” generally include the right to vote, receive profits, nominate a director or an executive officer, receive assets upon liquidation, or order someone who holds any of the aforesaid rights on how to exercise these rights, regardless of the source of such right. Individual holders dealing in securities in Israel for whom the income from the sale of securities is considered “business income” as defined in Section 2(1) of the ITO are taxed at the marginal tax rates applicable to business income (up to 47% in 2025) plus an additional surtax as described below. Certain Israeli institutions that are exempt from tax under Section 9(2) or Section 129C(a)(1) of the ITO (such as exempt trust funds and pension funds) may be exempt from capital gains tax from the sale of the shares.

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

Taxation of non-Israeli shareholders on receipt of dividends

Non-Israeli residents (either individuals or corporations) are generally subject to Israeli income tax on the receipt of dividends that may be paid on our Class A Ordinary Shares at the rate of 25%, or 30% (plus an additional surtax, if applicable - as further described below) if the recipient of the dividends is a “substantial shareholder” at the time of distribution or at any time during the preceding 12-month period, which tax will be withheld at source, unless relief is provided in a treaty between Israel and the shareholder’s country of residence. Such dividends are generally subject to Israeli withholding tax at a rate of 25% if the shares are registered with a nominee company (whether the recipient is a substantial shareholder or not). The withholding rates may be reduced if the dividend is distributed from income attributed to a Preferred Enterprise or Technological Enterprise or if a reduced rate is provided under an applicable tax treaty, in each case subject to the receipt in advance of a valid certificate from the ITA allowing for a reduced withholding rate. For example, under the U.S.-Israel Tax Treaty, the maximum rate of tax withheld at source in Israel on dividends paid to a holder of our Class A Ordinary Shares who is a U.S. Resident is 25%. However, the maximum withholding tax rate on dividends (not generated by a Preferred Technological Enterprise) that are paid to a United States corporation holding shares representing 10% or more of our outstanding voting power throughout the tax year in which the dividend is distributed as well as during the previous tax year is generally 12.5%, provided that not more than 25% of the gross income for such preceding year consists of certain types of dividends and interest. Notwithstanding the foregoing, dividends distributed from income attributed to a Preferred Technological Enterprise are not entitled to such reduction under the U.S.-Israel Tax Treaty but are subject to a withholding tax rate of 15% for a shareholder that is a U.S. corporation, provided that the conditions related to the outstanding voting rights and the gross income for the previous year (as set forth in the previous sentences) are met. If the dividend is attributable partly to income derived from a Preferred Technological Enterprise, and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. We cannot assure you that we will designate the profits that we may distribute in a way that will reduce shareholders’ tax liability.
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

Surtax

Subject to the provisions of any applicable tax treaty, individuals who are subject to tax in Israel (whether or not any such individual is an Israeli resident) are also subject to a surtax at the rate of 3% on annual income (including, but not limited to, dividends, interest and capital gains) exceeding NIS 721,560 for 2025, which amount is linked to the annual change in the Israeli consumer price index. Starting in 2025, a new law amendment introduces an additional 2% surtax specifically for capital resources above this threshold. In summary, Income from dividends, interest, real estate sales, and other capital sources exceeding NIS 721,560 will now incur a total surtax of 5%.

Estate and Gift Tax

Israeli law presently does not impose estate or gift taxes.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Conduct

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees of the Company that is designed to promote compliance with insider trading laws, rules and regulations. See Exhibit 19.1 to this Annual Report.

Other Information

The other information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 11. Executive Compensation

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

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
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on December 11, 2024 (incorporated by reference to Exhibit 3.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on December 12, 2024).

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
4.10
Indenture, dated as of October 1, 2024, by and among the Company, Pagaya US and the Trustee (incorporated by reference to Exhibit 4.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on October 1, 2024)

4.11
Form of Global Note, representing Pagaya US’s 6.125% Exchangeable Senior Notes due 2029 (included as Exhibit A to the Indenture referenced in Exhibit 4.10 hereto, which is incorporated by reference to Exhibit 4.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on October 1, 2024)

10.1†
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Pagaya Technologies Ltd., EJF Acquisition Corp. and Rigel Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Pagaya Technologies Ltd. Registration Statement on Form F-4 filed with the SEC on April 7, 2022)

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

10.8	[reserved]
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

10.17
General Release and Settlement Agreement between Amol Naik and Pagaya Technologies US LLC (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024)

10.18
Employment Agreement between Gal Krubiner and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.2 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.19
Employment Agreement between Yahav Yulzari and Pagaya Technologies Ltd. (incorporated by reference to Exhibit 10.3 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.20
Employment Agreement between Tami Rosen and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.4 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.21*	Employment Agreement between Avital Pardo and Pagaya Technologies Ltd.
10.22*	Employment Agreement between Sanjiv Das and Pagaya Technologies US LLC.
10.23*	Employment Agreement between Evangelos Perros and Pagaya Technologies US LLC.
10.24
Underwriting Agreement, dated March 13, 2024, between Pagaya Technologies Ltd. and Citigroup Global Markets Inc. and Jefferies LLC, as representatives of the several underwriters (incorporated by referenced to Exhibit 1.1 of Form 6-K filed with the SEC on March 18, 2024)

10.25
Amendment No. 1 to the Credit Agreement, dated as of September 26, 2024, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on October 1, 2024)

10.26
Amendment No. 2 to Credit Agreement, dated as of November 5, 2024, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

19.1*	Pagaya Technologies Ltd. Insider Trading Policy
21.1*	List of Subsidiaries of Pagaya Technologies Ltd.
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member firm of EY Global, independent registered accounting firm for Pagaya Technologies Ltd.
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recoupment Policy, approved by the Board on November 29, 2023
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-K and that it has duly caused and authorized the undersigned to sign this Annual Report on its behalf.

PAGAYA TECHNOLOGIES LTD.

Date: March 12, 2025	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: March 12, 2025	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 12, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Gal Krubiner Gal Krubiner	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2025

/s/ Evangelos Perros Evangelos Perros	Chief Financial Officer (Principal Financial Officer)	March 12, 2025

/s/ Cory Vieira Cory Vieira	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2025

/s/ Avi Zeevi Avi Zeevi	Chairman	March 12, 2025

/s/ Tami Rosen Tami Rosen	Chief Development Officer and Director	March 12, 2025

/s/ Harvey Golub Harvey Golub	Director	March 12, 2025

/s/ Avital Pardo Avital Pardo	Chief Technology Officer and Director	March 12, 2025

/s/ Dan Petrozzo Dan Petrozzo	Director	March 12, 2025

/s/ Alison Davis Alison Davis	Director	March 12, 2025

/s/ Asheet Metha Asheet Mehta	Director	March 12, 2025

/s/ Yahav Yulzari Yahav Yulzari	Chief Revenue Officer and Director	March 12, 2025

PAGAYA TECHNOLOGIES LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

INDEX

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of PAGAYA TECHNOLOGIES LTD.

Opinion on the Financial Statements

    We have audited the accompanying consolidated balance sheets of Pagaya technologies Ltd (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in redeemable convertible preferred shares and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
Tel-Aviv, Israel
March 12, 2025

F-2

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023 (In thousands, except share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$187,921	$186,478
Restricted cash	18,595	16,874
Fees and other receivables (including related party receivables of $70,198 and $51,036 as of December 31, 2024 and 2023, respectively)	112,222	79,526
Investments in loans and securities	7,797	2,490
Prepaid expenses and other current assets (including related party assets of $15,180 and $7,896 as of December 31, 2024 and 2023, respectively)	24,944	18,034
Total current assets	351,479	303,402
Non-current assets:
Restricted cash	20,002	19,189
Fees and other receivables (including related party receivables of $29,182 and $33,739 as of December 31, 2024 and 2023, respectively)	29,182	34,181
Investments in loans and securities	756,322	714,303
Equity method and other investments	21,933	26,383
Right-of-use assets	36,876	55,729
Property and equipment, net	37,974	41,557
Goodwill	23,062	10,945
Intangible assets, net	12,821	2,550
Prepaid expenses and other assets	1,421	137
Total non-current assets	939,593	904,974
Total Assets	$1,291,072	$1,208,376
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,992	$1,286
Accrued expenses and other liabilities	45,362	28,562
Current maturities of operating lease liabilities	6,453	6,931
Current portion of long-term debt	17,750	—
Secured borrowing	109,079	37,685
Income taxes payable	9,858	461
Total current liabilities	195,494	74,925
Non-current liabilities:
Warrant liability	893	3,242
Revolving credit facility	—	90,000
Long-term debt	303,567	—
Exchangeable notes	146,342	—
Secured borrowing	67,010	234,028
Operating lease liabilities	30,611	43,940
Long-term tax and deferred tax liabilities, net	31,359	22,242
Total non-current liabilities	579,782	393,452
Total Liabilities	775,276	468,377
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2024 and 2023; aggregate liquidation preference of $150,000 as of December 31, 2024 and 2023. (1)	74,250	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 61,227,672 and 49,390,936 shares issued and outstanding as of December 31, 2024 and 2023, respectively. (1)	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 12,652,310 and 12,652,310 shares issued and outstanding as of December 31, 2024 and 2023, respectively. (1)	—	—
Additional paid-in capital	1,282,022	1,101,914
Accumulated other comprehensive (loss) income	(11,488)	444
Accumulated deficit	(944,043)	(542,637)
Total Pagaya Technologies Ltd. shareholders’ equity	326,491	559,721
Noncontrolling interests	115,055	106,028
Total shareholders’ equity	441,546	665,749
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,291,072	$1,208,376
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEAR ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands, except share and per share data)

	2024	2023	2022
Revenue
Revenue from fees (including related party revenues of $679,101, $622,160 and $653,471 for the years ended December 31, 2024, 2023 and 2022, respectively)	$1,004,550	$772,814	$685,414
Other Income
Interest income	32,291	38,748	57,758
Investment (loss) income (1)	(4,593)	489	5,756
Total Revenue and Other Income	1,032,248	812,051	748,928
Production costs	597,652	508,944	451,084
Technology, data and product development	76,571	74,383	150,933
Sales and marketing	50,404	49,773	104,203
General and administrative	240,781	203,351	294,213
Total Costs and Operating Expenses	965,408	836,451	1,000,433
Operating Income (Loss)	66,840	(24,400)	(251,505)
Other expenses, net	(487,962)	(156,768)	(24,869)
Loss Before Income Taxes	(421,122)	(181,168)	(276,374)
Income tax expense	24,576	15,571	16,400
Net Loss Including Noncontrolling Interests	(445,698)	(196,739)	(292,774)
Less: Net (loss) income attributable to noncontrolling interests	(44,292)	(68,301)	9,547
Net Loss Attributable to Pagaya Technologies Ltd.	$(401,406)	$(128,438)	$(302,321)
Per share data:
Net loss attributable to Pagaya Technologies Ltd.	$(401,406)	$(128,438)	$(302,321)
Less: Undistributed earnings allocated to participated securities	—	—	(12,205)
Net loss attributed to Pagaya Technologies Ltd.	$(401,406)	$(128,438)	$(314,526)
Net loss per share attributable to Pagaya Technologies Ltd.:
Basic and Diluted (2)	$(5.66)	$(2.14)	$(8.22)
Weighted average shares outstanding:
Basic and Diluted (2)	70,879,807	60,038,893	38,253,737
(1) Includes income from proprietary investments.
(2) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR YEAR ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	2024	2023	2022
Net Loss Including Noncontrolling Interests	$(445,698)	$(196,739)	$(292,774)
Other Comprehensive Income (Loss):
Unrealized (loss) gain on securities available for sale, net	(12,753)	7,999	(2,122)
Comprehensive Loss Including Noncontrolling Interests	$(458,451)	$(188,740)	$(294,896)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(45,113)	(61,459)	8,138
Comprehensive Loss Attributable to Pagaya Technologies Ltd.	$(413,338)	$(127,281)	$(303,034)

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
FOR YEAR ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares (1)	Amount	Shares (1)	Amount
Balance – December 31, 2021	33,866,582	$307,047	16,195,483	$—	$113,170	$—	$(111,878)	$1,292	$176,060	$177,352
Issuance of ordinary shares upon exercise of share options	—	—	1,393,798	—	1,617	—	—	1,617	—	1,617
Issuance of ordinary shares upon vesting of RSUs	—	—	10,242	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of warrants	—	—	1,878,280	—	—	—	—	—	—	—
Issuance of ordinary shares related to commitment shares	—	—	3,878	—	1,000	—	—	1,000	—	1,000
Issuance of ordinary shares in connection with the Merger and PIPE Investment, net of issuance costs of $57,400	(33,866,582)	(307,047)	37,460,951	—	581,359	—	—	581,359	—	581,359
Share-based compensation	—	—	—	—	250,711	—	—	250,711	—	250,711
Reclassification of warrants	—	—	—	—	20,575	—	—	20,575	—	20,575
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	105,469	105,469
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(77,764)	(77,764)
Other comprehensive loss	—	—	—	—	—	(713)	—	(713)	(1,409)	(2,122)
Net income (loss)	—	—	—	—	—	—	(302,321)	(302,321)	9,547	(292,774)
Balance – December 31, 2022	—	$—	56,942,632	$—	$968,432	$(713)	$(414,199)	$553,520	$211,903	$765,423
Issuance of ordinary shares upon exercise of warrants	—	—	99,711	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	925,240	—	4,334	—	—	4,334	—	4,334
Issuance of ordinary shares upon vesting of RSUs	—	—	962,679	—	—	—	—	—	—	—
Issuance of preferred shares, net of issuance costs of $750	5,000,000	74,250	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	78,721	—	—	78,721	—	78,721
Reversal of issuance costs associated with the Business Combination and PIPE Investment	—	—	—	—	4,401	—	—	4,401	—	4,401

Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.	—	—	1,525,827	—	18,134	—	—	18,134	—	18,134
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	1,587,157	—	27,892	—	—	27,892	—	27,892
Reclassification of investments	—	—	—	—	—	(1,881)	—	(1,881)	18,341	16,460
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	19,955	19,955
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(64,371)	(64,371)
Other comprehensive income (loss)	—	—	—	—	—	3,038	—	3,038	(11,499)	(8,461)
Net loss	—	—	—	—	—	—	(128,438)	(128,438)	(68,301)	(196,739)
Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options	—	—	586,847	—	2,640	—	—	2,640	—	2,640
Issuance of ordinary shares upon vesting of RSUs	—	—	2,371,735	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	59,145	—	665	—	—	665	—	665
Share-based compensation	—	—	—	—	68,646	—	—	68,646	—	68,646
Issuance of ordinary shares, net of issuance cost of $5,312	—	—	7,500,000	—	89,956	—	—	89,956	—	89,956
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	814,569	—	12,232	—	—	12,232	—	12,232
Acquisition of Theorem Technology, Inc.	—	—	504,440		5,969	—	—	5,969	—	5,969
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	63,960	63,960
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(9,820)	(9,820)
Other comprehensive loss	—	—	—	—	—	(11,932)	—	(11,932)	(821)	(12,753)
Net loss	—	—	—	—	—		(401,406)	(401,406)	(44,292)	(445,698)
Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
(1) Share amounts have been retroactively adjusted to reflect the 1-for-12 reverse share split effected on March 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities
Net loss including noncontrolling interests	$(445,698)	$(196,739)	$(292,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method loss (income)	4,593	(488)	(5,756)
Depreciation and amortization	28,753	19,127	6,294
Share-based compensation	61,497	71,055	241,689
Fair value adjustment to warrant liability	(2,349)	1,842	(11,088)
Issuance of ordinary shares related to commitment shares	—	—	1,000
Impairment loss on investments in loans and securities	414,014	134,510	15,007
Gain on sale of investments in loans and securities	(7,922)	—	—
Loss on loans held-for-investment	—	—	10,651
Other than temporary impairment of investments in loans and securities	—	—	33,704
Write-off of capitalized software	3,245	2,475	3,209
Debt issuance costs amortization	3,739	—	—
Loss (gain) on foreign exchange	4,189	(1,320)	—
Other non-cash items	367	—	—
Change in operating assets and liabilities:
Fees and other receivables	(24,004)	(20,740)	(46,453)
Prepaid expenses and other assets	(9,239)	12,912	(23,227)
Right-of-use assets	1,115	3,854	7,742
Accounts payable	5,678	(448)	(9,841)
Accrued expenses and other liabilities	6,861	(17,770)	32,403
Operating lease liability	522	(3,712)	(11,192)
Income taxes	21,159	5,019	8,632
Net cash provided by (used in) operating activities	66,520	9,577	(40,000)
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities	227,771	172,061	112,897
Short-term deposits	—	—	5,020
Equity method and other investments	31	—	453
Cash and restricted cash acquired from Darwin Homes, Inc.	—	1,608	—
Payments for the purchase of:
Investments in loans and securities	(693,941)	(566,173)	(355,633)
Property and equipment	(17,737)	(20,189)	(22,406)
Intangible assets	(5,500)	—	—
Equity method and other investments	(175)	—	(5,750)
Acquisition of Theorem Technology, Inc., net of cash acquired	(9,094)	—	—
Net cash used in investing activities	(498,645)	(412,693)	(265,419)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	89,956	—	—
Proceeds from sale of ordinary shares in connection with the Business Combination and PIPE Investment, net of issuance costs	—	—	291,872
Proceeds from issuance of redeemable convertible preferred shares, net	—	74,250	—
Proceeds from long-term debt	341,845	—	—
Proceeds from exchangeable notes	152,000	—	—
Proceeds from secured borrowing	265,656	338,472	139,413
Proceeds received from noncontrolling interests	63,960	19,955	105,469
Proceeds from revolving credit facility	59,000	130,000	42,100
Proceeds from exercise of stock options, warrants and contributions to ESPP	3,305	4,334	1,617

Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	11,865	27,892	—
Distributions made to noncontrolling interests	(9,820)	(43,767)	(77,764)
Payments made to revolving credit facility	(149,000)	(55,000)	(27,100)
Payments made to secured borrowing	(361,428)	(206,390)	(37,687)
Payments made to long-term debt	(14,000)	—	—
Debt issuance costs	(16,651)	—	—
Settlement of share-based compensation in satisfaction of tax withholding requirements	—	(650)	—
Net cash provided by financing activities	436,688	289,096	437,920
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(586)	(515)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	3,977	(114,535)	132,501
Cash, cash equivalents and restricted cash, beginning of period	222,541	337,076	204,575
Cash, cash equivalents and restricted cash, end of period	$226,518	$222,541	$337,076
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$187,921	$186,478	$309,793
Restricted cash - current	18,595	16,874	22,539
Restricted cash - non-current	20,002	19,189	4,744
Total cash, cash equivalents, and restricted cash	$226,518	$222,541	$337,076

Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,908	$9,174	$6,941
Cash paid for interest expense	80,321	17,779	4,341
Cash paid for operating leases	13,056	14,103	11,192
Supplemental disclosure of non-cash activities
Initial recognition (derecognition) of right-of-use assets and operating lease liability	$(17,737)	$(1,839)	$68,819
In-kind distributions	—	20,603	—
Issuance of ordinary shares in connection with acquisitions	5,969	18,134	—
Stock-based compensation included in capitalized internal-use software	7,149	8,315	9,021
Contingent consideration liability in connection with the acquisition of Theorem	6,090	—	—

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEAR ENDED DECEMBER 31, 2024 AND 2023

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

Significant estimates and assumptions made in the accompanying consolidated financial statements, which Management believes are critical in understanding and evaluating the Company’s reported financial results include, but are not limited to the valuation of certain financial instruments and allowance for credit losses. The Company bases its estimates or assumptions on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

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

Foreign Currency

The functional and reporting currency of the Company is the U.S. Dollar as it is the currency of the primary economic environment in which Pagaya’s operations are conducted. The monetary assets and liabilities denominated in currencies other than the U.S. Dollar are accordingly remeasured into U.S. Dollars at exchange rates in effect at the end of each period in accordance with Statement of the Accounting Standard Codification (“ASC”) No. 830 “Foreign Currency Matters” (“ASC No. 830”). All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the Statements of Operations within other expenses, net, as appropriate. During the year ended December 31, 2024 and 2023, the Company has recorded $4.2 million losses and $1.3 million gains, respectively, on the consolidated statements of operations.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flow (in thousands):

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$187,921	$186,478
Restricted cash	18,595	16,874
Restricted cash, non-current	20,002	19,189
Cash, cash equivalents and restricted cash	$226,518	$222,541

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. One customer individually represented greater than 10% of total revenue and collectively totaled approximately 13% and 11% for year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2022, three related parties individually represented greater than 10% of total revenue and collectively totaled approximately 42%.

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

Investments in Loans and Securities Available for Sale

Investments in loans and securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments will be classified as available for sale (“AFS”). These investments are carried at fair value estimated using the following when available: public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. The Company’s fair value estimate is based on an internal discounted cash flow model. On January 1, 2023, the Company transferred all of its investment securities classified as held-to-maturity to available for sale.

These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other expenses, net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, the Company (1) reverses any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and (2) writes-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other expenses, net. See Note 7 for additional information.

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

Loans Held for Investment

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, premiums or discounts on purchased loans and charge-offs. The Company’s intent and ability to designate loans as held for investment in the future may change based on changes in business strategies, the economic environment, and market conditions. As of December 31, 2022, the Company held $13.8 million of loans held for investment, all of which were transferred to available for sale on January 1, 2023. As of December 31, 2024 and December 31, 2023, the Company did not have any loans classified as held for investment.

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

The Company elected to account for its equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. The investments are reviewed periodically to determine if their respective values have appreciated or have been impaired, and adjustments are recorded as necessary. During the year ended December 31, 2024, 2023 and 2022, the Company recorded a loss of $4.6 million and income of $0.5 million and $5.8 million, respectively, related to revaluation of its investments in privately held companies. See Note 7 for additional information.
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands):

	Carrying Value
	December 31, 2024	December 31, 2023
Investments in Pagaya SmartResi F1 Fund, LP (1)	$12,530	$17,357
Other (2)	9,403	9,026
Total	$21,933	$26,383

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

Property and Equipment, Net

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives by asset category are as follows:

Computer and software	3 to 7 years
Furniture and equipment	3 to 7 years
Internal-use software	2 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Internal-Use Software

Internally developed software is capitalized upon completion of the preliminary project stage, when it becomes probable that the project will be completed, and the software will be used as intended. Capitalized costs primarily consist of salaries and payroll related costs for employees directly involved in development efforts. Costs related to the preliminary project stage and activities occurring after the implementation of the software are expensed as incurred. Costs incurred for software upgrades are capitalized if they result in additional functionalities or substantial enhancements. Capitalized internal-use software is included in property and equipment, net, in the consolidated balance sheets, and amortization expense is included in technology, data and product development expenses in the consolidated statements of operations. The Company reviews on a regular basis list of projects that are in process and if the project is to be abandoned or discontinued the capitalized costs associated with that project are expensed immediately. In 2024, 2023 and 2022, the Company recorded impairment of capitalized software in the amount of $3.2 million, $2.5 million and $3.2 million, respectively.

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
See Note 4 for additional information.

Interest Income

Interest income is recognized based on projected cashflow according to the ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company accrues interest income on investments based on the effective interest rate of the investments and recorded as interest income as earned. Interest income also includes accrued interest earned on outstanding investments in loans and securities. Loans and securities with an allowance for credit losses that have reached a delinquency of over 90 days or more and if management has doubts about collectability are classified as non-accrual status. The Company records an allowance for credit losses on accrued interest receivable. Non-accrual loans and investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. As of December 31, 2024 and 2023, the Company has recorded $13.7 million and $12.5 million of accrued interest income in fees and other receivables on the consolidated balance sheets, respectively. Interest income earned from cash and cash equivalents is recorded on an accrual basis to the extent such interest is earned and expected to be collected.

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

Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, including insurance and property tax, are recorded when incurred. The Company accounts for any subleases on a gross basis with sublease income presented in Other expenses, net on the consolidated statement of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. The guidance became effective for the Company beginning January 1, 2024. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance became effective for the Company beginning January 1, 2024 and the interim period beginning in fiscal year 2025. The adoption of the guidance did not have a material impact on the Company’s financial statements but resulted in expanded disclosures in the Notes to the consolidated financial statements. See Note 19 for additional information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the consolidated statements of operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

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

Acquisition of Darwin Homes, Inc.

On January 5, 2023 (“Darwin acquisition date”), the Company completed the acquisition of Darwin Homes, Inc. (“Darwin”), a leading real estate investment management platform based in Austin, Texas that offers a comprehensive, tech-enabled solution for acquiring, renovating, and managing single-family rental properties. Darwin is a wholly-owned subsidiary of the Company and the results of Darwin for the period from January 5, 2023 to December 31, 2023 are included in the Company’s results of operations for the year ended December 31, 2023. Pro forma results of operations have not been presented because the effects of the acquisition was not material to the Company's consolidated statements of operations.

The Company acquired 100% of Darwin’s equity through an all-stock transaction with a market value of approximately $18 million as of the Darwin acquisition date. In addition to the purchase consideration, the Company also granted approximately $12 million of cash and equity awards to Darwin employees which are recognized as compensation expense over their requisite service periods. Acquisition related costs of $0.1 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations.

Darwin Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the Darwin acquisition date. Total assets acquired included identified intangible assets of $5.1 million. The Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, that amounted to $10.9 million. Goodwill generated from this business combination is attributed to synergies between the Company's and Darwin's respective products and services.

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

Acquisition of Theorem Technology, Inc.

On October 22, 2024 (“Theorem acquisition date”), the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. Theorem is a wholly-owned subsidiary of the Company and the results of Theorem for the period from October 22, 2024 to December 31, 2024 are included in the Company’s results of operations for the year ended December 31, 2024. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated statements of operations.

The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares (valued at $7.5 million as of the closing date), with an additional estimated contingent consideration at fair value of $6.1 million to be paid in cash and/or the Company’s Class A Ordinary Shares based on achievement of certain performance objectives defined in the purchase agreement. Contingent consideration will be remeasured through the consolidated statement of operations over the 1-year performance period. As the transaction has closed recently, the purchase accounting has not yet been completed. Acquisition related costs of $0.1 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations.

Theorem Net Assets Acquired

The assets acquired and liabilities assumed have been included in the consolidated financial statements as of the Theorem acquisition date. Total assets acquired included identified intangible assets of $8.3 million. The Company recognized an asset for goodwill of $12.1 million, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed. Goodwill generated from this business combination is attributed to synergies between the Company's and Theorem's respective products and services. The goodwill is not expected to be deductible for income tax purposes.

An assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Investment management agreements	3	$6,200
Developed technology	3	1,800
Trade name	3	300
Total		$8,300

Identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

NOTE 4 - REVENUE

Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of assets that comprise Network Volume. The Company utilizes multiple funding channels to enable the purchase of network assets from Partners, such as asset backed securitizations (“ABS”), forward flow agreements etc. Capital markets execution fees are earned from the market pricing of ABS transactions while contract fees are management, performance and similar fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
Revenue is recognized in accordance with ASC 606 with revenue recorded on a gross basis when the Company is a principal in the transaction with customers, and recorded on a net basis when the Company is acting as an agent on behalf of another. The Company generally recognizes revenue on a gross basis because the Company is primarily responsible for integrating the various services fulfilled by Partners and is ultimately responsible to the Financing Vehicles for the fulfillment of the related services. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records revenue on a net basis.

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $916.1 million, $696.0 million and $599.0 million for the year ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to Financing Vehicles. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $88.5 million, $76.8 million and $86.4 million for the year ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes administration fees over the service period for the Financing Vehicles managed or administered by the Company and the payment term is based on contract terms.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance of Financing Vehicles. As such, there are revenues that result from performance obligations satisfied in the previous year. During the year ended December 31, 2024 and 2023, $2.5 million and $3.6 million, respectively, worth of fees represent performance obligations satisfied in 2023 and 2022 that were greater than the original estimate. During the year ended December 31, 2022, $3.8 million worth of fees represent performance obligations satisfied in the previous year that were lesser than the original estimate. The payment term is based on contract terms.
Servicing fees for the Financing Vehicles, which primarily involve collecting payments and providing reporting on the loans within the securitization vehicles, are recognized over the service period and the payment term is based on contract terms. These duties have been considered to be agent responsibilities and does not include acting as a loan servicer. Accordingly, servicing fees are recorded on a net basis.

Total Revenue From Fees
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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Services transferred at a point in time	$949,025	$734,924	$661,646
Services transferred over time	55,525	37,890	23,768
Total revenue from fees, net	$1,004,550	$772,814	$685,414
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2024 or December 31, 2023.

NOTE 5 - BALANCE SHEET COMPONENTS
Property and equipment, net
Property and equipment, net, consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Internal-use software	$85,808	$61,482
Computer and software	5,406	5,013
Furniture and equipment	878	843
Leasehold improvements	1,080	949
Property and equipment, gross	93,172	68,287
Less: accumulated depreciation and amortization	(55,198)	(26,730)
Property and equipment, net	$37,974	$41,557
The Company capitalized $24.3 million, $28.1 million and $29.4 million, of internally developed costs during the year ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and December 31, 2023, internally developed software costs balances, included in property and equipment, net, are $36.1 million and $38.9 million, respectively.
Depreciation and amortization expense was $28.8 million, $19.1 million and $6.3 million for the year ended December 31, 2024, 2023 and 2022, respectively.
During each of the year ended December 31, 2024, 2023 and 2022, the Company wrote off certain internally developed software, and reported $3.2 million, $2.5 million, $3.2 million, respectively, of impairment loss in the statements of operations. No impairment losses related to property and equipment were recorded during the year ended December 31, 2024, 2023 and 2022.

Intangible Assets

Acquired intangible assets subject to amortization consist of investment management agreements, license, developed technology and trade name are recorded net of amortization and included within intangible assets on the consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Investment management agreements	$6,200	$(387)	$5,813	$—	$—	$—
License	5,500	(458)	5,042	—	—	—
Developed technology	5,500	(3,813)	1,687	3,700	(1,850)	1,850
Trade name	1,700	(1,421)	279	1,400	(700)	700
Total intangible assets	$18,900	$(6,079)	$12,821	$5,100	$(2,550)	$2,550

Amortization expense was and $3.5 million, $2.6 million and $0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets is as follows (in thousands):

December 31, 2024
2025	$4,600
2026	4,600
2027	3,621
2028	—
2029	—
Total	$12,821
Prepaid and other current assets
Prepaid and other current assets, consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid expenses	$7,557	$6,715
Related party receivables	15,180	7,896
Other current assets	2,207	3,423
Total prepaid expenses and other current assets	$24,944	$18,034

Accrued expenses and other liabilities
Accrued expenses and other liabilities consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Employee payables	$16,327	$10,353
Contingent consideration from the Theorem acquisition	6,090	—
Other short-term liabilities	22,945	18,209
Total accrued expenses and other liabilities	$45,362	$28,562

NOTE 6 - BORROWINGS

As of December 31, 2024 and December 31, 2023, the Company had secured borrowings, inclusive of current and non-current portions, with an outstanding balance of $176.1 million and $271.7 million, respectively, long-term debt, inclusive of current and non-current portions, with an outstanding balance of $321.3 million and $0 million, respectively, exchangeable senior notes with an outstanding balance of $146.3 million and $0 million, respectively and a revolving credit facility with an outstanding balance of $0 million and $90.0 million, respectively. The Company was in compliance with all covenants as of December 31, 2024 and December 31, 2023.

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in our balance sheet. As of December 31, 2024 and December 31, 2023, the outstanding principal balance under the repurchase agreements was $144.0 million and $251.4 million, respectively, with a weighted average interest rate of approximately fifteen percent and thirteen percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both December 31, 2024 and December 31, 2023.

Receivables Facility

In October 2022, Pagaya Receivables LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders, which provides for a 3-year loan facility (the “Receivables Facility”) in a maximum principal amount of $22 million to finance certain eligible receivables purchased from sponsored securitization transactions. In June 2023, the Company amended the agreement and increased the maximum principal amount by $10 million to $32 million. In June 2024, the Company amended the agreement pursuant to which the maximum principal amount was increased from $32 million to $45 million and the term was extended until June 2026. Borrowings under the Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%, and the balance is repaid using cash proceeds received from the receivables. As of December 31, 2024 and December 31, 2023, the outstanding principal balance under the Receivables Facility was $31.9 million and $20.3 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet.

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

In November 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company incurred incremental term loans in an aggregate principal amount of $100 million, bringing the total principal amount of the Term Loan Facility to $355 million. The Company also increased an aggregate principal amount of the Revolving Credit Facility of $15 million, bringing the total principal amount of the Revolving Credit Facility to $50 million. In February 2025, the Company further increased the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of the Revolving Credit Facility of $58 million.

The Facilities replace the SVB Revolving Credit Facility with proceeds of borrowings under the Facilities allowed to be used for general corporate purposes of the Company and its subsidiaries.

No amortization payments are required to be made in respect of borrowings under the Revolving Credit Facility. Amortization payments are required to be made in respect of the term loans under the Term Loan Facility in amount of 1.25% per quarter of the original principal amount of the term loans under the Term Loan Facility.

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. Accrued interest of $2.8 million was recorded within accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2024.

As of December 31, 2024, the Company had an outstanding balance of $321.3 million, which is recorded within current portion of long-term debt and long-term debt on the consolidated balance sheet, and its aggregate future maturities consists of the following (in thousands):

December 31, 2024
2025	$17,750
2026	17,750
2027	17,750
2028	17,750
Thereafter	270,000
Total	341,000
Debt issuance costs	(19,683)
Total long-term debt, net of debt issuance costs	$321,317

As of December 31, 2024, the Company had letters of credit issued in the amount of $24.3 million, with $25.7 million of remaining capacity available under the Revolving Credit Facility.

As of December 31, 2023, the Company had an outstanding balance of $90 million under the SVB Revolving Credit Facility.

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

The exchange rate will initially be 71.4669 Class A Ordinary Shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $13.99 per Class A Ordinary Share). The exchange rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events that constitute a “make-whole fundamental change” (as defined in the Indenture) occur, then the Company will, in certain circumstances, increase the exchange rate for Notes exchanged during a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the option of the Company at any time, and from time to time, on or after October 5, 2027 and on or before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the notes are “freely tradable” (as defined in the Indenture), and all accrued and unpaid additional interest, if any, has been paid in full as of the first interest payment date occurring on or before the related “redemption notice date” (as defined in the Indenture); and (ii) the last reported sale price per Class A Ordinary Share exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the related redemption notice date; and (2) the trading day immediately before the redemption notice date. However, the Company may not redeem less than all of the outstanding Notes unless at least $50.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the related Redemption Notice Date. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to such Note called for redemption, in which case the exchange rate applicable to the exchange of such Note called for redemption will be increased in certain circumstances if it is exchanged during the related “redemption exchange period” (as defined in the Indenture).

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions and except as set forth in the Indenture, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $6.2 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded $3.1 million of interest expense, including $0.6 million of amortization of debt issuance costs, for the year ended December 31, 2024. The effective interest rate of the Notes is 8.7%.

The estimated fair value of the Notes as of December 31, 2024 was approximately $163.4 million, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes as of December 31, 2024 was $146.3 million.

NOTE 7 - INVESTMENTS IN LOANS AND SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investments in loans and securities as of December 31, 2024 and 2023 were as follows (in thousands). As provided in Note 8, a portion of these investments in loans and securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of December 31, 2024
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$238,081	$386	$(509)	$—	$237,958
Securitization certificates	1,037,389	7,926	(14,676)	(508,741)	521,898
Other loans and receivables	5,816	—	—	(1,553)	4,263
Total	$1,281,286	$8,312	$(15,185)	$(510,294)	$764,119
(1) Excludes accrued interest receivable of $13.7 million included in Fees and other receivables.

	As of December 31, 2023
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$91,654	$629	$(1,858)	$—	$90,425
Securitization certificates	715,646	18,684	(11,578)	(98,679)	624,073
Other loans and receivables	4,574	—	—	(2,279)	2,295
Total	$811,874	$19,313	$(13,436)	$(100,958)	$716,793
(1) Excludes accrued interest receivable of $12.5 million included in Fees and other receivables.

The following tables set forth the fair value and gross unrealized losses on investments in loans and securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$66	$(1)	$27,295	$(508)	$27,361	$(509)

	As of December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$59,925	$(1,858)	$—	$—	$59,925	$(1,858)
Securitization certificates	15,799	(1,988)	—	—	15,799	(1,988)
Total	$75,724	$(3,846)	$—	$—	$75,724	$(3,846)

The following table sets forth the amortized cost and fair value of investments in loans and securities by contractual maturities, as of the date indicated (in thousands):

	As of December 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$7,592	$7,588	$230,489	$230,370	$238,081	$237,958
Securitization certificates	209	209	1,037,180	521,689	1,037,389	521,898
Other loans and receivables	—	—	5,816	4,263	5,816	4,263
Total (1)	$7,801	$7,797	$1,273,485	$756,322	$1,281,286	$764,119

	As of December 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,405	$2,387	$89,249	$88,038	$91,654	$90,425
Securitization certificates	103	103	715,543	623,970	715,646	624,073
Other loans and receivables	—	—	4,574	2,295	4,574	2,295
Total (1)	$2,508	$2,490	$809,366	$714,303	$811,874	$716,793

(1) Based on contractual maturities of corresponding repurchase agreements. See Note 6 for additional information.

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Investments in loans and securities, available for sale:
Proceeds from sales/maturities/prepayments	$227,771	$172,061
Gross investment gains from sales	(7,922)	—
Write-offs charged against the allowance	7,455	33,552
Additions to allowance for credit losses	(416,791)	(134,510)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Year Ended December 31, 2024
	Securitization notes	Securitization certificates	Other loans and receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(347,189)	—	(347,189)
Additions to allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(62,873)	(3,483)	(66,356)
Write-offs charged against the allowance	—	—	7,455	7,455
Balance, end of period	$—	$(508,741)	$(1,553)	$(510,294)

Refer to Note 14 for additional information regarding the allowance for credit losses for investments.

	Year Ended December 31, 2023
	Securitization notes	Securitization certificates	Other loans and receivables	Total
Balance, beginning of period	$—	$—	$—	$—
Additions to allowance for credit losses not previously recorded	—	(131,110)	(3,400)	(134,510)
Write-offs charged against the allowance	—	32,431	1,121	33,552
Balance, end of period	$—	$(98,679)	$(2,279)	$(100,958)

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
Consolidated VIEs
As of December 31, 2024 and December 31, 2023, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of December 31, 2024	$142,584	$—	$142,584
As of December 31, 2023	$132,660	$—	$132,660
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of December 31, 2024	$628,038	$628,038	$10,708,146
As of December 31, 2023	$591,030	$591,030	$8,363,402

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases can occur at the Company’s discretion. For the year ended December 31, 2024, the Company purchased approximately $39.9 million of loan principal from the Financing Vehicles, and included a loss of approximately $36.4 million in general and administrative expenses with respect to these loans. For the year ended December 31, 2023, the Company did not purchase assets or loans from the Financing Vehicles. For the year ended December 31, 2022, the Company purchased approximately $29.6 million of loan principal from the Financing Vehicles, and included a loss of approximately $22.9 million in general and administrative expenses with respect to these loans.

NOTE 9 - EMPLOYEE BENEFITS
Severance pay — Under Israeli employment laws, Israeli employees of the Company are included under Section 14 of the Severance Pay Law, 5723-1963 (“Section 14”). According to Section 14, these employees are entitled to monthly payments made by the Company on their behalf with insurance companies. For the year ended December 31, 2024, 2023 and 2022, the Company incurred severance related expenses of $3.1 million, $3.1 million and $1.0 million, respectively.
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
The security deposits for the leases are $3.3 million and $4.8 million as of December 31, 2024 and December 31, 2023, respectively, which have been recognized as restricted cash, non-current in the consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rent expense	$11,993	$13,016	$11,946
Variable lease payments	$365	$280	$429
Sublease income (1)	$4,023	$4,053	$1,987
(1) The Company entered into sublease agreements for certain leased office space, and the amounts were included in other expense, net in the consolidated statement of operations. For the year ended December 31, 2024, 2023 and 2022, the Company recognized $0.9 million, $0.4 million and $0 million of the sublease impairment loss, respectively.

Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	5.8	7.4
Weighted-average discount rate	9.1%	6.1%

	Year Ended December 31,
	2024	2023	2022
Operating lease right-of-use assets recognized in exchange for new operating lease obligations (1)	$(17,737)	$(1,839)	$68,819

(1) During the year ended December 31, 2024 and 2023, $17.7 million and $1.8 million of operating lease right-of-use assets and corresponding lease liability were derecognized as a result of early termination which was accounted for as a lease modification.

Maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$9,293
2026	9,343
2027	7,887
2028	5,181
2029	5,268
Thereafter	10,096
Total	47,068
Less: imputed interest	(10,004)
Total operating lease liabilities	$37,064

NOTE 11 - WARRANT LIABILITY

Following the 1-for-12 reverse share split effective March 2024, each warrant entitles the holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share), and the redemption trigger prices described below have been adjusted accordingly.

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

Redemption of Public Warrants for Cash

The Company may redeem the outstanding warrants:
•if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $216.00 per share (as adjusted for the reverse share split) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders;
•in whole and not in part;
•at a price of $0.01 per warrant; and
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

Redemption of Public Warrants when the per share price of Class A Ordinary Shares equals or exceeds $120.00

The Company may redeem the outstanding warrants:
•if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $120.00 per share (as adjusted for the reverse share split) for any 20 trading days within a 30 trading-day period ending on, and including, the third trading day prior to the date on which we send the notice of redemption to the warrant holders;
•in whole and not in part; and
•for cash at a price of at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table included in the Warrant Agreement, based on the redemption date and the “fair market value” of the Class A Ordinary Shares as described in the Warrant Agreement.

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

These warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within other expenses, net in the consolidated statements of operations.

The Company used the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings — From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the consolidated balance sheets and these matters are immaterial.

Contractual Obligations and Commitments — During 2023 the Company entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $8.5 million for the period from October 2023 through September 2025. As of December 31, 2024, the total remaining contractual obligations are approximately $3.6 million, all of which is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.

In October 2024, the Company completed the acquisition of Theorem. See Note 3 for additional information regarding the transaction, including establishment of $6.1 million of contingent consideration. The contingent consideration liability is reported at fair value, which is determined based on the present value of an expected payment under the arrangement, using an option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other expenses, net.” The fair value of the contingent consideration liability was $6.1 million as of December 31, 2024.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2024, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of December 31, 2024, the maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $35.0 million. In accordance with the guarantee contracts, the maximum potential payment amount has been segregated and recognized within restricted cash in the consolidated balance sheet.

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

As of December 31, 2024, the total fee receivables from related parties are $99.4 million, which consist of $79.0 million from securitization vehicles and $20.4 million from other Financing Vehicles. As of December 31, 2023, the total fee receivables from related parties are $84.8 million, which consists of $78.4 million from securitization vehicles and $6.3 million from other Financing Vehicles.

As of December 31, 2024 and 2023, prepaid expenses and other assets include amounts due from related parties of $15.2 million and $7.9 million, respectively, all of which were attributable to Financing Vehicles. For the year ended December 31, 2024, the Company purchased approximately $39.9 million of loan principal from the Financing Vehicles. For the year ended December 31, 2023, the Company did not purchase assets from the Financing Vehicles. For the year ended December 31, 2022, the Company purchased approximately $29.6 million of loan principal from the Financing Vehicles.

For the year ended December 31, 2024, the total revenue from related parties is $679.1 million, which consists of $639.4 million from securitization vehicles and $39.7 million from other Financing Vehicles. For the year ended December 31, 2023, the total revenue from related parties is $622.2 million, which consists of $569.8 million from securitization vehicles and $52.4 million from other Financing Vehicles. For the year ended December 31, 2022, the total revenue from related parties is $653.5 million, which consists of $492.1 million from securitization vehicles and $161.4 million from other Financing Vehicles.

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

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$114,480	$123,478	$237,958
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	526,161	526,161
Liabilities:
Warrant liability	$890	$3	$—	$893
Contingent consideration liability (1)	—	—	6,090	6,090
(1) Included in accrued expenses and other liabilities in the consolidated balance sheets. See Note 3 and Note 12 for additional information.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$90,425	$—	$90,425
Investments in loans and securities (Certificates and Other loans and receivables)	—	—	626,368	$626,368
Liabilities:
Warrant liability	$2,106	$1,136	$—	$3,242

There were no transfers between levels during the period ended December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1 and 2)

The Company used the value of the Public Warrants (Level 1) as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following tables summarize the Warrant liability activity for the year ended December 31, 2024, 2023 and 2022 (in thousands):

Balance as of December 31, 2021	$27,469
Assumed warrants in connection with the Merger(1)	5,594
Change in fair value	(11,088)
Reclassification(2)	(20,575)
Balance as of December 31, 2022	$1,400
Change in fair value	1,842
Balance as of December 31, 2023	$3,242
Change in fair value	(2,349)
Balance as of December 31, 2024	$893
(1) See Note 3 for additional information.
(2) In connection with the EJFA Merger, the liability-classified warrants were reclassified to equity-classified warrants.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities Available for Sale (Level 3)

As of December 31, 2024, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the consolidated statements of comprehensive loss. Declines in fair value due to credit are reflected in other expenses, net on the consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale for the year ended December 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$—
Transfer from held-to-maturity to available for sale at fair value	339,040
Additions	555,704
Cash received	(106,216)
In-kind distributions	(14,232)
Change in fair value	(13,418)
Credit-related impairment loss	(134,510)
Balance as of December 31, 2023	$626,368
Transfer from Level 2	10,469
Additions	617,300
Cash received	(184,546)
Gain on sale of Investments in loans and securities	7,920
Change in fair value	(13,858)
Credit-related impairment loss	(414,014)
Balance as of December 31, 2024	$649,639

Significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities and credit losses are the discount rate, net loss rate, prepayment rate and consideration of any optional redemption features in our investment securities. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.0%	15.0%	8.0%	15.0%	15.0%
Loss rate	5.8%	34.1%	19.5%	4.9%	31.0%	15.7%
Prepayment rate	0.0%	40.0%	9.4%	4.0%	40.0%	9.9%

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$226,518	$226,518	$—	$—	$226,518
Fees and other receivables	141,404	—	63,773	77,631	141,404
Liabilities:
Exchangeable notes	146,342	—	163,360	—	163,360

	December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$222,541	$222,541	$—	$—	$222,541
Fees and other receivables	113,707	—	36,622	77,085	113,707

NOTE 15 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of December 31, 2024, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of December 31, 2024, the Company had 5,000,000 Preferred Shares outstanding, 61,227,672 Class A Ordinary Shares outstanding and 12,652,310 Class B Ordinary Shares outstanding.

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

As of December 31, 2024 and 2023, the Company had reserved ordinary shares for future issuance as follows:

	December 31, 2024	December 31, 2023
Share options	4,042,901	4,250,988
Options to restricted shares	19,948,408	20,046,080
RSUs	3,009,918	3,034,203
Ordinary share warrants	2,372,858	2,076,014
Redeemable convertible preferred shares	5,000,000	5,000,000
Exchangeable notes	11,434,704	—
Shares available for future grant of equity awards(1)	8,121,438	5,231,186
Shares reserved for issuance under the ESPP	832,713	—
Total shares of ordinary share reserved	54,762,940	39,638,471
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

As of December 31, 2024, there were 433,942 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,900 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, 296,850 warrants expiring in September 2034 with an exercise price of $0.01 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants and Private Placement Warrants) with an exercise price of $138 per share.

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

As consideration for B. Riley Principal Capital II’s commitment to purchase shares of Class A Ordinary Shares at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Financing Purchase Agreement, upon execution of the Equity Financing Purchase Agreement, the Company issued 3,878 shares of Class A Ordinary Shares to B. Riley Principal Capital II. Expense of $1 million related to these shares was recognized within other income (loss), net in the Company’s consolidated statements of operations. During the year ended December 31, 2024, 814,569 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $11.9 million, and related fee of $0.4 million was expensed. During the year ended December 31, 2023, 1,587,157 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $27.2 million, and related fee of $0.7 million was expensed. The Company terminated the Equity Financing Purchase Agreement during the year ended December 31, 2024.

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

Dividends

Preferred Shares, Class A Ordinary Shares and Class B Ordinary Shares shall be treated equally and ratably, on a per share basis with respect to any dividend or distribution paid or distributed by the Company. As of December 31, 2024, the Company has not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

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

The following table summarizes the Company’s share option activity during the year ended December 31, 2024, 2023, and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2021	7,271,905	$7.4	8.9	$184,841
Granted	1,403,211	27.2
Exercised	(1,393,798)	1.1
Forfeited	(901,533)	18.0
Balance, December 31, 2022	6,379,785	$11.6	8.3	$19,895
Granted	—	—
Exercised	(914,908)	4.6
Forfeited	(1,213,889)	25.6
Balance, December 31, 2023	4,250,988	$7.2	7.2	$43,940
Granted	711,592	14.8
Exercised	(571,989)	4.3
Forfeited	(347,690)	21.7
Balance, December 31, 2024	4,042,901	7.5	6.7	7,335
Vested and exercisable, December 31, 2024	3,120,363	$5.3	6.0	$13,281

The weighted-average grant date fair value of employee options granted for the year ended December 31, 2024 was $8.9. There was no grant of share options during the year ended December 31, 2023. The weighted-average grant date fair value of employee options granted for the year ended December 31, 2022 was $81.0. The aggregate intrinsic value of options exercised was approximately $1.7 million, $10.9 million and $19.2 million for the year ended December 31, 2024, 2023 and 2022, respectively. The total fair value of share options vested for the year ended December 31, 2024, 2023 and 2022, was $57.2 million, $62.4 million and $36.0 million, respectively.

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

Expected Volatility—Expected volatility of share options was calculated based on the Company’s volatility as well as the implied volatilities from market comparisons of certain publicly traded companies and other factors.

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
The assumptions used to estimate the fair value of share options granted for the year ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Expected volatility	92.07% - 96.77%	—	46.91% - 529.23%
Expected term (in years)	5.66 - 6.25	—	5.00 - 6.19
Risk free interest	3.88% - 3.89%	—	1.68% - 3.65%
Dividend yield	0.00	—	0.00

At December 31, 2024, unrecognized compensation expense related to unvested share options was approximately $19.7 million, which is expected to be recognized over a remaining weighted-average period of 1.07 years.

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

The following table summarizes the Company’s RSU activity during the year ended December 31, 2024, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—
Granted	494,698	64.1
Vested	(10,867)	93.7
Forfeited	(4,333)	71.9
Unvested at December 31, 2022	479,498	$63.3
Granted	4,497,281	13.0
Vested	(1,189,136)	18.8
Forfeited	(753,440)	25.7
Unvested at December 31, 2023	3,034,203	$15.6
Granted	3,344,080	10.8
Vested	(2,371,735)	13.6
Forfeited	(996,630)	15.0
Unvested at December 31, 2024	3,009,918	$12.0

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

At December 31, 2024, unrecognized compensation expense related to RSUs was approximately $26.4 million, which is expected to be recognized over a remaining weighted-average period of 1.07 years.

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

The following table summarized the Company’s options to restricted shares activity during the year ended December 31, 2024, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2021	20,430,614	$19.92	9.3	$1,526
Granted	138,818	25.80
Exercised	—	—
Forfeited	(351,492)	37.68
Balance, December 31, 2022	20,217,940	$19.68	8.2	$—
Granted	—	—
Exercised	(10,332)	15.36
Forfeited	(161,528)	36.12
Balance, December 31, 2023	20,046,080	$19.44	7.2	$—
Granted	—	—
Exercised	(14,858)	12.24
Forfeited	(82,814)	39.50
Balance, December 31, 2024	19,948,408	19.35
Vested and exercisable, December 31, 2024	16,537,080	$19.25	6.2	$—

At December 31, 2024, unrecognized compensation expense related to options to restricted shares was approximately $11.2 million, which is expected to be recognized over a remaining weighted-average period of 1.31 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the year ended December 31, 2024, 59,145 shares were issued under the ESPP. As of December 31, 2024, 0.8 million shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.6 million for the year ended December 31, 2024.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Technology, data and product development	$8,695	$12,375	$81,337
Selling and marketing	14,666	13,216	58,377
General and administrative	38,136	45,464	101,975
Total	$61,497	$71,055	$241,689

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

Pagaya has received an approval from the Israeli Tax authorities for Preferred Technological Enterprise (“PTE”) status and received approval on November 18, 2021. The Company is eligible for PTE status which is implemented commencing 2020. Income from a PTE is subject to 12% tax rate.

Foreign Exchange Regulations in Israel

Under the Foreign Exchange Regulations, the Company calculates its tax liability in U.S. Dollars according to certain orders. The tax liability, as calculated in U.S. Dollars is translated into NIS according to the exchange rate as of December 31st of each year.

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence. The components of loss before income taxes are as follows (in thousands):

	December 31,
	2024	2023	2022
Domestic (Israel)	$(8,480)	$(53,292)	$(225,429)
Foreign	(412,642)	(127,876)	(50,945)
Total loss before income taxes	$(421,122)	$(181,168)	$(276,374)

The income tax expense (benefit) consists of (in thousands):

	December 31,
	2024	2023	2022
Current:
Domestic	$(247)	$593	$(4,063)
Foreign	24,741	16,601	14,233
Total current	24,494	17,194	10,170
Deferred:
Domestic	82	(461)	6,233
Foreign	—	(1,162)	(3)
Total deferred	82	(1,623)	6,230
Total income tax provision	$24,576	$15,571	$16,400

Effective Tax Rate

A reconciliation of the Company’s effective tax rate to the statutory tax rate of the Company is as follows (in thousands):

	December 31,
	2024	2023	2022
Loss before income taxes	$(421,122)	$(181,168)	$(276,374)
Israel statutory income tax rate	23%	23%	23%
Theoretical income taxes at statutory rate	(96,858)	(41,669)	(63,566)
Preferred technological enterprise benefit	949	5,891	24,859
Deferred tax assets for which valuation allowance was provided	82,602	16,067	36,851
Permanent differences	10,033	7,643	17,792
Uncertain tax positions	9,035	13,500	7,580
Prior year taxes	(1,416)	(2,312)	(4,506)
Subsidiaries taxed at a different tax rate	17,594	16,443	(2,524)
Reduction in valuation allowance	—	(1,162)	—
Other	2,637	1,170	(86)
Income tax	$24,576	$15,571	$16,400
Effective tax rate	NM*	NM*	NM*
*NM = Not meaningful.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, a valuation allowance was provided reducing the deferred tax assets due to uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2024 and 2023, deferred tax liabilities presented in the balance sheet are comprised as follows (in thousands):

	December 31,
	2024	2023
Carry forward tax losses	$13,912	$14,608
Research and development cost	8,930	5,777
Compensations and benefits	9,748	27,507
Operating lease liability	5,525	7,111
Initial public offering costs	—	1,551
Investments credit loss	96,324	13,425
Interest expense	8,082	—
Other comprehensive income	2,715	—
Capital loss	948	948
Equity method and other investments	1,062	—
Other	983	794
Deferred tax assets before valuation allowance	148,229	71,721
Valuation allowance	140,020	61,334
Deferred tax assets	8,209	10,387

Intangible assets	(1,838)	(687)
Right-of-use assets	(5,401)	(7,694)
Equity method investments	(904)	(1,327)
Property and equipment	(246)	(666)
Other	(9)	(120)
Deferred tax liabilities	(8,398)	(10,494)
Deferred tax liabilities, net	$(189)	$(107)

As of December 31, 2024 the Company has an accumulated tax loss carry forward of approximately $58.5 million in Israel and $26.3 million federal losses in the U.S which can be offset with the limitation as described in Section 382 of the IRS Code due to U.S subsidiary prior change in ownership. These losses do not have an expiration date.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023
Uncertain tax positions, beginning of the year	$22,135	$7,770
(Decrease) increase in tax positions for prior years	(13,001)	865
Increases related to current year tax positions	21,622	13,082
Revaluation	414	418
Uncertain tax positions, end of year	$31,170	$22,135

As of December 31, 2024 and 2023, unrecognized tax benefits of $31.2 million and $22.1 million, respectively, if recognized, would affect our effective tax rate in a future period. The Company currently does not expect uncertain tax positions to change significantly over the next twelve months.

The Company accrued and due to interest and penalties related to uncertain tax positions as of Interest and penalties recorded during the years ended December 31, 2024, 2023, and 2022 were immaterial.

Tax Assessments

As of December 31, 2024, the Company has final tax assessments in Israel through 2019 and in the U.S. through 2020.

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to ordinary shareholders for the year ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31, 2024
	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(329,754)	$(71,652)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	58,227,497	12,652,310
Net loss per share attributable to ordinary shareholders, basic and diluted	$(5.66)	$(5.66)

	Year Ended December 31, 2023
	Class A	Class B
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(98,505)	$(29,933)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	46,046,607	13,992,286
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.14)	$(2.14)

	Year Ended December 31, 2022
	Class A	Class B
Numerator:
Allocation of undistributed earnings:
Net loss attributable to Pagaya Technologies Ltd. shareholders	$(238,299)	$(64,022)
Less: Undistributed earnings allocated to participating securities	(9,620)	(2,585)
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(247,919)	$(66,607)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	30,152,746	8,100,990
Net loss per share attributable to ordinary shareholders, basic and diluted	$(8.22)	$(8.22)

The following potentially dilutive outstanding securities as of December 31, 2024, 2023 and 2022 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods:

	December 31,
	2024	2023	2022
Share options	3,740,789	3,895,087	6,379,785
Options to restricted shares	19,948,408	20,046,080	20,217,940
RSUs	3,009,918	3,034,203	479,497
Ordinary share warrants	2,016,321	2,016,326	1,955,725
Redeemable convertible preferred shares	5,000,000	5,000,000	—
Exchangeable notes	11,434,704	—	—
Net potential dilutive outstanding securities	45,150,140	33,991,696	29,032,947

NOTE 19 - SEGMENTS AND GEOGRAPHICAL INFORMATION

Segment Information

The Company manages, monitors, and reports its financial performance as a single operating segment. The Company's chief operating decision-maker (CODM), who is the Chief Executive Officer, assesses performance, makes operating decisions, and allocates resources based on consolidated financial information. In accordance with Accounting Standards Update 2023-09, which requires public entities to disclose significant segment expense categories and amounts for each reportable segment, the following disclosures are provided for the Company's single reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Personnel related costs	$175,631	$189,965	$368,914
Non-personnel related costs (1)	192,125	137,542	180,435
Total (2)	$367,756	$327,507	$549,349
(1) Non-personnel related costs include a loss of $36.4 million and $22.9 million recorded within general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2024 and 2022, respectively, with respect to assets purchased from the Financing Vehicles. For the year ended December 31, 2023, the Company did not purchase assets or loans from the Financing Vehicles.
(2) Total of personnel and non-personnel related costs represent the total of technology, data and product development, sales and marking, and general and administrative expenses in the consolidated statements of operations.

Personnel related costs include salaries, wages, bonuses, employee benefits, payroll taxes, and other related expenses associated with our workforce. Non-personnel related costs encompass expenses such as rent, utilities, depreciation and amortization, marketing and advertising, professional services, and other operational costs not directly linked to personnel.

The Company does not have additional reportable segments, and therefore, all financial information is presented on a consolidated basis. The Company's assets are not allocated to segments for internal reporting purposes but are managed on a consolidated basis. However, for the purposes of geographical disclosure, long-lived assets are allocated based on where they are located.

Geographical Information

A. Revenue from Fees

The following table sets forth revenue from fees generated by geographic area (in thousands):

	December 31,
	2024	2023	2022
United States	$1,004,550	$772,814	$685,129
Israel	—	—	—
Cayman	—	—	285
Total revenue from fees	$1,004,550	$772,814	$685,414

B. Long-Term Assets

The Company’s long-term assets, excluding intangible assets, are primarily based in the United States with 92% and 89% of total as of December 31, 2024 and 2023, respectively. The following tables provide long-term assets, including long-lived assets of right-of-use and property and equipment, net, yet excluding intangible assets, by geographic area (in thousands):

	December 31, 2024
	United States	Israel
Right-of-use assets	$8,389	$28,487
Property and equipment, net	4,957	33,017
Other long-term assets, excluding intangible assets	819,415	9,445
Total long-term assets, excluding intangible assets	$832,761	$70,949
% of total	92%	8%

	December 31, 2023
	United States	Israel
Right-of-use assets	$6,836	$48,893
Property and equipment, net	4,105	37,452
Other long-term assets, excluding intangible assets	783,534	10,659
Total long-term assets, excluding intangible assets	$794,475	$97,004
% of total	89%	11%

NOTE 20 - SUBSEQUENT EVENTS

On February 17, 2025, the Company amended its Credit Agreement (see Note 6) to increase the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of $58 million.