Form 10-Q
period 2025-03-31
Pagaya Technologies Ltd.
filed 2025-05-07
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the registrant had 63,055,282 Class A Ordinary Shares, no par value, outstanding and 12,652,310 Class B Ordinary Shares, no par value, outstanding, and 5,000,000 Series A Preferred Shares, no par value, outstanding.

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

Pagaya desires to take advantage of the safe harbor provisions of the PSLRA and is including this cautionary statement in connection with this safe harbor legislation. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters.

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

•an active public trading market for our Class A Ordinary Shares may not be sustained; and

•the other matters described in “Risk Factors” in our Annual Report on Form 10-K.

We caution you not to rely on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this Quarterly Report. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs except to the extent required by law. In the event that any forward-looking statement is updated, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements except to the extent required by law. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements, including discussions of significant risk factors, may appear in our public filings with the SEC, which are or will be (as appropriate) accessible at www.sec.gov, and which you are advised to consult.

Market, ranking and industry data used throughout this Quarterly Report, including statements regarding market size and technology adoption rates, is based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications and other third-party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

iii

PART I - Financial Information
Item 1. Financial Statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$186,797	$187,921
Restricted cash	18,123	18,595
Fees and other receivables (including related party receivables of $62,141 and $70,198 as of March 31, 2025 and December 31, 2024, respectively) (1)	107,543	97,932
Investments in loans and securities (1)	19,665	22,087
Prepaid expenses and other current assets (including related party assets of $15,662 and $15,180 as of March 31, 2025 and December 31, 2024, respectively)	23,435	24,944
Total current assets	355,563	351,479
Non-current assets:
Restricted cash	24,714	20,002
Fees and other receivables (including related party receivables of $28,603 and $29,182 as of March 31, 2025 and December 31, 2024, respectively)	28,427	29,182
Investments in loans and securities	740,828	756,322
Equity method and other investments	21,543	21,933
Right-of-use assets	35,371	36,876
Property and equipment, net	36,135	37,974
Goodwill	22,903	23,062
Intangible assets, net	11,671	12,821
Prepaid expenses and other assets	1,210	1,421
Total non-current assets	922,802	939,593
Total Assets	$1,278,365	$1,291,072
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,006	$6,992
Accrued expenses and other liabilities	33,621	45,362
Current maturities of operating lease liabilities	6,574	6,453
Current portion of long-term debt	17,750	17,750
Secured borrowing	118,058	109,079
Income taxes payable	12,686	9,858
Total current liabilities	198,695	195,494
Non-current liabilities:
Warrant liability	1,992	893
Long-term debt	300,169	303,567
Exchangeable notes	146,925	146,342
Secured borrowing	60,691	67,010
Operating lease liabilities	28,574	30,611
Long-term tax and deferred tax liabilities, net	26,266	31,359
Total non-current liabilities	564,617	579,782
Total Liabilities	763,312	775,276
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024; aggregate liquidation preference of $150,000 as of March 31, 2025 and December 31, 2024.	74,250	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 62,778,642 and 61,227,672 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 12,652,310 and 12,652,310 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,299,010	1,282,022
Accumulated other comprehensive loss	(27,370)	(11,488)
Accumulated deficit	(936,150)	(944,043)
Total Pagaya Technologies Ltd. shareholders’ equity	335,490	326,491
Noncontrolling interests	105,313	115,055
Total shareholders’ equity	440,803	441,546
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,278,365	$1,291,072
(1) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue from fees (including related party revenues of $167,876 and $178,511 for the three months ended March 31, 2025 and 2024, respectively)	$282,704	$237,004
Other Income
Interest income	7,676	7,744
Investment (loss) income (1)	(391)	528
Total Revenue and Other Income	289,989	245,276
Production costs	167,083	144,881
Technology, data and product development	19,444	19,380
Sales and marketing	9,594	10,257
General and administrative	46,183	63,068
Total Costs and Operating Expenses	242,304	237,586
Operating Income	47,685	7,690
Other expenses, net	(47,733)	(34,349)
Loss Before Income Taxes	(48)	(26,659)
Income tax (benefit) expense	(2,540)	5,003
Net Income (Loss) Including Noncontrolling Interests	2,492	(31,662)
Less: Net loss attributable to noncontrolling interests	(5,401)	(10,439)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$7,893	$(21,223)
Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$7,893	$(21,223)
Less: Undistributed earnings allocated to preferred shares	489	—
Net income (loss) attributed to Pagaya Technologies Ltd.’s ordinary shares	$7,404	$(21,223)
Earnings (loss) per share attributable to Pagaya Technologies Ltd.:
Basic	$0.10	$(0.33)
Diluted	$0.10	$(0.33)
Weighted average shares outstanding:
Basic	75,765,080	64,504,458
Diluted	77,043,464	64,504,458
(1) Includes income from proprietary investments.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss) Including Noncontrolling Interests	$2,492	$(31,662)
Other Comprehensive Income:
Unrealized loss on securities available for sale, net	(15,784)	(21,531)
Comprehensive Loss Including Noncontrolling Interests	$(13,292)	$(53,193)
Less: Comprehensive loss attributable to noncontrolling interests	(5,303)	(7,247)
Comprehensive Loss Attributable to Pagaya Technologies Ltd.	$(7,989)	$(45,946)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options	—	—	100,613	—	161	—	—	161	—	161
Issuance of ordinary shares upon vesting of RSUs	—	—	660,447	—	—	—	—	—	—	—
Share-based compensation	—	—		—	17,618	—	—	17,618		17,618
Issuance of ordinary shares, net of issuance cost of $5,312	—	—	7,500,000	—	89,938	—	—	89,938	—	89,938
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	298,057	—	5,338	—	—	5,338	—	5,338
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	2,815	2,815
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(2,515)	(2,515)
Other comprehensive income (loss)	—	—	—	—	—	(24,723)		(24,723)	3,192	(21,531)
Net income (loss)	—	—	—	—	—	—	(21,223)	(21,223)	(10,439)	(31,662)
Balance – March 31, 2024	5,000,000	$74,250	70,602,363	$—	$1,214,969	$(24,279)	$(563,860)	$626,830	$99,081	$725,911

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of share options	—	—	381,271	—	2,267	—	—	2,267	—	2,267
Issuance of ordinary shares upon vesting of RSUs	—	—	1,113,823	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	14,129	—	—	14,129	—	14,129
Issuance of ordinary shares upon employee stock purchase plan	—	—	55,876	—	592	—	—	592	—	592
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(4,439)	(4,439)
Other comprehensive income (loss)	—	—	—	—	—	(15,882)	—	(15,882)	98	(15,784)
Net income (loss)	—	—	—	—	—	—	7,893	7,893	(5,401)	2,492
Balance – March 31, 2025	5,000,000	$74,250	75,430,952	$—	$1,299,010	$(27,370)	$(936,150)	$335,490	$105,313	$440,803

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$2,492	$(31,662)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method loss (income)	391	(528)
Depreciation and amortization	7,722	6,317
Share-based compensation	13,172	15,475
Fair value adjustment to warrant liability	1,099	(1,900)
Impairment loss on investments in loans and securities (1)	37,080	26,987
Gain on sale of investments in loans and securities	(5,894)	—
Amortization of deferred costs	2,396	475
Write-off of capitalized software	—	408
Loss on foreign exchange	32	264
Change in operating assets and liabilities:
Fees and other receivables (1)	(8,844)	(6,832)
Accrued interest on investments (1)	(6,088)	(4,940)
Prepaid expenses and other assets	1,652	(1,936)
Right-of-use assets	1,505	1,879
Accounts payable	3,016	1,885
Accrued expenses and other liabilities	(11,615)	8,298
Operating lease liability	(1,415)	(1,524)
Income taxes	(2,274)	5,043
Net cash provided by operating activities	34,427	17,709
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities (1)	58,674	38,658
Cash and restricted cash acquired from Theorem Technology, Inc.	159	—
Payments for the purchase of:
Investments in loans and securities	(81,943)	(261,638)
Property and equipment	(3,776)	(5,145)
Net cash used in investing activities	(26,886)	(228,125)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	—	89,938
Proceeds from long-term debt	—	244,725
Proceeds from secured borrowing	49,162	97,448
Proceeds received from noncontrolling interests	—	2,815
Proceeds from revolving credit facility	—	44,000
Proceeds from exercise of stock options, warrants and contributions to ESPP	2,859	161
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	—	5,338
Distributions made to noncontrolling interests	(4,442)	(2,515)
Payments made to revolving credit facility	—	(134,000)
Payments made to secured borrowing	(46,919)	(38,005)
Payments made to long-term debt	(4,439)	(3,188)
Debt issuance costs	—	(7,974)
Net cash (used in) provided by financing activities	(3,779)	298,743
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(646)	(820)
Net increase in cash, cash equivalents and restricted cash	3,116	87,507
Cash, cash equivalents and restricted cash, beginning of period	226,518	222,541
Cash, cash equivalents and restricted cash, end of period	$229,634	$310,048

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheet to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$186,797	$274,495
Restricted cash - current	18,123	16,872
Restricted cash - non-current	24,714	18,681
Total cash, cash equivalents, and restricted cash	$229,634	$310,048
(1) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.

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

The accompanying unaudited condensed consolidated financial statements were derived from the audited consolidated financial statements, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and the Company’s consolidated results of operations and shareholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 12, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the consolidated statements of income as well as disclosure about selling expense. The effective date for this update was amended by ASU 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and is now effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

NOTE 3 - REVENUE

Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of assets that comprise Network Volume. The Company utilizes multiple funding channels to enable the purchase of network assets from Partners, such as asset backed securitizations (“ABS”), pass-through and forward flow transactions. Capital markets execution fees are earned from the market pricing of ABS transactions while contract fees are management, performance and similar fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $253.4 million and $215.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to Financing Vehicles. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of income as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $29.3 million and $21.7 million for the three months ended March 31, 2025 and 2024, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets, except for the portion of management fees that are recognized at the point in time based on contract terms.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance of Financing Vehicles. As such, there are revenues that result from performance obligations satisfied in the previous year. During the three months ended March 31, 2025, $0.6 million worth of fees represent performance obligations satisfied in the previous year that were less than the original estimate. During the three months ended March 31, 2024, $3.3 million worth of fees represent performance obligations satisfied in the previous year that were greater than the original estimate.
Servicing fees for the Financing Vehicles, which primarily involve collecting payments and providing reporting on the loans within the securitization vehicles, are recognized over the service period and payment is received monthly from the Financing Vehicles. These duties have been considered to be agent responsibilities and does not include acting as a loan servicer. Accordingly, servicing fees are recorded on a net basis.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Services transferred at a point in time	$263,118	$227,575
Services transferred over time	19,586	9,429
Total revenue from fees, net	$282,704	$237,004
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of March 31, 2025 or December 31, 2024.

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. Two related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 35% for three months ended March 31, 2025. Four customers, including three related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 57% for the three months ended March 31, 2024.

NOTE 4 - BORROWINGS
The following table sets forth the the Company’s outstanding borrowings, inclusive of current and non-current portions, as of the date indicated (in thousands):

	March 31, 2025	December 31, 2024
Secured borrowings	$178,749	$176,089
Long-term debt	$317,919	$321,317
Exchangeable notes	$146,925	$146,342

The Company was in compliance with all covenants as of March 31, 2025.

Secured Borrowings

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in the Company’s balance sheet. As of March 31, 2025 and December 31, 2024, the outstanding principal balance under the repurchase agreements was $153.7 million and $144.0 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet, with a weighted average interest rate of approximately fifteen percent. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both March 31, 2025 and December 31, 2024.

Receivables Facility

In October 2022, Pagaya Receivables LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders, which provides for a 3-year loan facility (the “Receivables Facility”) in a maximum principal amount of $22 million to finance certain eligible receivables purchased from sponsored securitization transactions. In June 2023, the Company amended the agreement and increased the maximum principal amount by $10 million to $32 million. In June 2024, the Company amended the agreement pursuant to which the maximum principal amount was increased from $32 million to $45 million and the term was extended until June 2026. Borrowings under the Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%, and the balance is repaid using cash proceeds received from the receivables. As of March 31, 2025 and December 31, 2024, the outstanding principal balance under the Receivables Facility was $25.1 million and $31.9 million, respectively, which is recorded within secured borrowing on the consolidated balance sheet.

Long-Term Debt

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

In November 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company incurred incremental term loans in an aggregate principal amount $100 million, bringing the total principal amount of the Term Loan Facility to $355 million. The Company also increased an aggregate principal amount of the Revolving Credit Facility of $15 million, bringing the total principal amount of the Revolving Credit Facility to $50 million. In February 2025, the Company further increased the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of $58 million.

No amortization payments are required to be made in respect of borrowings under the Revolving Credit Facility. Amortization payments are required to be made in respect of the term loans under the Term Loan Facility in amount of 1.25% per quarter of the original principal amount of the term loans under the Term Loan Facility.

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. Accrued interest of $2.5 million and $2.8 million was recorded within accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, the Company had an outstanding balance of $317.9 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and its aggregate future maturities consists of the following (in thousands):

March 31, 2025
2025	$13,313
2026	17,750
2027	17,750
2028	17,750
2029	270,000
Total	336,563
Debt issuance costs	(18,644)
Total long-term debt, net of debt issuance costs	$317,919

As of March 31, 2025, the Company had letters of credit issued in the amount of $24.7 million, and $33.3 million of remaining capacity available under the Revolving Credit Facility.

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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $6.2 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded $3.0 million of interest expense, including $0.6 million of amortization of debt issuance costs, three months ended March 31, 2025. The effective interest rate of the Notes is 8.7%.

NOTE 5 - INVESTMENTS

Investments in Loans and Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investments in loans and securities as of March 31, 2025 and December 31, 2024 were as follows (in thousands). As provided in Note 6, a portion of these investments in loans and securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of March 31, 2025
Investments in loans and securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$247,039	$341	$(303)	$(2,873)	$244,204
Securitization certificates	999,129	6,785	(29,481)	(462,436)	513,997
Other loans and receivables	3,503	—	—	(1,211)	2,292
Total	$1,249,671	$7,126	$(29,784)	$(466,520)	$760,493
(1) Includes accrued interest receivable of $16.1 million.

	As of December 31, 2024
Investments in loans and securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$240,396	$386	$(509)	$—	$240,273
Securitization certificates	1,048,734	7,926	(14,676)	(508,741)	533,243
Other loans and receivables	6,446	—	—	(1,553)	4,893
Total	$1,295,576	$8,312	$(15,185)	$(510,294)	$778,409
(2) Includes accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.
The following tables set forth the fair value and gross unrealized losses on investments in loans and securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$—	$—	$17,163	$(303)	$17,163	$(303)
Securitization certificates	27,069	(359)	—	—	27,069	(359)
Other loans and receivables	—	—	—	—	—	—
Total	$27,069	$(359)	$17,163	$(303)	$44,232	$(662)

	As of December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in loans and securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$66	$(1)	$27,295	$(508)	$27,361	$(509)

The following table sets forth the amortized cost and fair value of investments in loans and securities by contractual maturities, as of the date indicated (in thousands):

	As of March 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,963	$5,887	$244,076	$238,317	$247,039	$244,204
Securitization certificates	9,891	13,172	989,238	500,825	999,129	513,997
Other loans and receivables	606	606	2,897	1,686	3,503	2,292
Total (1)	$13,460	$19,665	$1,236,211	$740,828	$1,249,671	$760,493

	As of December 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in loans and securities, available for sale (2):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$9,907	$9,903	$230,489	$230,370	$240,396	$240,273
Securitization certificates	11,554	11,554	1,037,180	521,689	1,048,734	533,243
Other loans and receivables	630	630	5,816	4,263	6,446	4,893
Total (1)	$22,091	$22,087	$1,273,485	$756,322	$1,295,576	$778,409
(1) Based on expected maturity date cash flows.
(2) Includes accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Investments in loans and securities, available for sale:
Proceeds from sales/maturities/prepayments	$58,674	$38,658
Gross investment gains from sales and maturities	$(5,894)	$—
Write-offs charged against the allowance	$436	$1,449
Reductions (additions) to allowance for credit losses	$43,338	$(26,851)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Three Months Ended March 31, 2025
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(508,741)	$(1,553)	$(510,294)
Additions to allowance for credit losses not previously recorded	(2,873)	(23,558)	—	(26,431)
Reductions for securities sold during the period	—	78,355	—	78,355
Additions (reductions) on securities with previous allowance	—	(8,492)	(94)	(8,586)
Write-offs charged against the allowance	—	—	436	436
Balance, end of period	$(2,873)	$(462,436)	$(1,211)	$(466,520)

	Three Months Ended March 31, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(2,965)	—	(2,965)
Additions to the allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(19,705)	(935)	(20,640)
Write-offs charged against the allowance	—	—	1,449	1,449
Balance, end of period	$—	$(121,349)	$(5,011)	$(126,360)

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	Carrying Value
	March 31, 2025	December 31, 2024
Investments in Pagaya SmartResi F1 Fund, LP (1)	$12,260	$12,530
Other (2)	9,283	9,403
Total	$21,543	$21,933

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income from these investments is included in Investment income in the consolidated statements of income.

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
Consolidated VIEs
As of March 31, 2025 and December 31, 2024, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of March 31, 2025	$131,111	$—	$131,111
As of December 31, 2024	$142,584	$—	$142,584
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of March 31, 2025	$627,469	$627,469	$10,382,325
As of December 31, 2024	$628,038	$628,038	$10,708,146

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion. See Note 9 for additional information.

NOTE 7 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York, Israel and several other locations.
The security deposits for the leases are $2.9 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively, which have been recognized as restricted cash, non-current in the unaudited condensed consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rent expense	$2,839	$2,909
Variable lease payments	$135	$94
Sublease income (1)	$1,164	$1,005
(1) The Company entered into sublease agreements for certain leased office space, and the amounts were included in other expense, net in the consolidated statements of income. For three months ended March 31, 2025 and 2024, the Company recognized $0 and $0.4 million of the sublease impairment loss, respectively.

Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	5.5	5.8
Weighted-average discount rate	9.1%	9.1%

	Three Months Ended March 31,
	2025	2024
Operating lease right-of-use assets recognized in exchange for new operating lease obligations (1)	$—	$(219)

(1) During the three months ended March 31, 2025 and 2024, $0 and $0.2 million of operating lease right-of-use assets and corresponding lease liability were derecognized as a result of early termination.

Maturities of the Company’s operating lease liabilities as of March 31, 2025 were as follows (in thousands):

2025	$7,021
2026	9,244
2027	7,788
2028	5,082
2029	5,167
Thereafter	9,904
Total	44,206
Less: imputed interest	(9,058)
Total operating lease liabilities	$35,148

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings — From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the consolidated statements of balance sheets and these matters are immaterial.

Contractual Obligations and Commitments — During 2023, the Company entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $8.5 million for the period from October 2023 through September 2025. As of March 31, 2025, the total remaining contractual obligations are approximately $2.4 million, all of which is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage.

In October 2024, the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares ($7.5 million worth as of the closing date), with an additional contingent consideration based on achievement of certain performance objectives defined in the purchase agreement. The Company established contingent consideration liability is reported at fair value, which is determined based on the present value of an expected payment under the arrangement, using an option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other expenses, net.” The fair value of the contingent consideration liability was $2.9 million as of March 31, 2025.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception and each reporting period, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of March 31, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $60.3 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of March 31, 2025, $39.8 million has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.

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

As of March 31, 2025, the total fee receivables from related parties are $90.7 million, which consist of $65.2 million from securitization vehicles and $25.6 million from other Financing Vehicles. As of December 31, 2024, the total fee receivables from related parties are $99.4 million, which consists of $79.0 million from securitization vehicles and $20.4 million from other Financing Vehicles.

As of March 31, 2025 and December 31, 2024, prepaid expenses and other assets include amounts due from related parties of $15.7 million and $15.2 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended March 31, 2025, the total revenue from related parties is $167.9 million, which consists of $159.1 million from securitization vehicles and $8.8 million from other Financing Vehicles. For the three months ended March 31, 2024, the total revenue from related parties is $178.5 million, which consists of $162.6 million from securitization vehicles and $15.9 million from other Financing Vehicles.

During the three months ended March 31, 2025, the Company purchased approximately $3.8 million of loan principal from the Financing Vehicles and included a loss of approximately $3.5 million in general and administrative expenses with respect to these loans. During the three months ended March 31, 2024, the Company purchased approximately $5.0 million of loan principal from the Financing Vehicles and included a loss of approximately $5.0 million in general and administrative expenses with respect to these loans.

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

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$118,875	$125,328	$244,203
Investments in loans and securities (Certificates and Other loans)	—	—	516,289	516,289
Liabilities:
Warrant liability	$1,992	$—	$—	$1,992
Contingent consideration liability (1)	—	—	2,902	2,902

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes) (2)	$—	$115,220	$125,054	$240,274
Investments in loans and securities (Certificates and Other loans) (2)	—		538,135	538,135
Liabilities:
Warrant liability	$890	$3	$—	$893
Contingent consideration liability (1)	—	—	6,090	6,090
(1) Included in “Accrued expenses and other liabilities” in the unaudited condensed consolidated balance sheets. See Note 8 for additional information.
(2) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1 and 2)

The Company used the value of the Public Warrants (Level 1) as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following tables summarize the Warrant liability activity for the three months ended March 31, 2025 and 2024 (in thousands):

Three Months Ended March 31, 2025
Balance as of December 31, 2024	$893
Change in fair value	1,099
Balance as of March 31, 2025	$1,992

Three Months Ended March 31, 2024
Balance as of December 31, 2023	$3,242
Change in fair value	(1,900)
Balance as of March 31, 2024	$1,342

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities Available for Sale (Level 3)

As of March 31, 2025, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the unaudited condensed consolidated statements of comprehensive loss. Declines in fair value due to credit are reflected in other expenses, net on the unaudited condensed consolidated statements of income.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$663,189	$626,369
Transfer from Level 2	—	10,469
Additions	66,719	259,876
Cash received	(47,310)	(23,014)
Gain on sale of Investments in loans and securities	5,894	—
Change in accrued interest on investments	3,278	—
Change in fair value (OCI)	(15,946)	(21,727)
Credit-related impairment loss, net of recoveries	(34,207)	(26,852)
Balance, end of period	$641,617	$825,121

Significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities and credit losses are the discount rate, loss rate, and prepayment rate and consideration of any optional redemption features in our investment securities. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.0%	15.0%	5.0%	15.0%	15.0%
Loss rate	5.7%	34.2%	18.1%	5.8%	34.1%	19.5%
Prepayment rate	0.0%	63.0%	10.6%	0.0%	40.0%	9.4%

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$229,634	$229,634	$—	$—	$229,634
Fees and other receivables	135,970	—	68,891	67,079	135,970
Liabilities:
Long-term debt	$317,919	$—	$—	$360,522	$360,522
Exchangeable notes	146,925	—	179,214	—	179,214
Secured borrowing	178,749	—	—	180,706	180,706

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$226,518	$226,518	$—	$—	$226,518
Fees and other receivables (1)	127,114	—	63,143	63,971	127,114
Liabilities:
Long-term debt	$321,317	$—	$—	$366,396	$366,396
Exchangeable notes	146,342	—	163,360	—	163,360
Secured borrowing	176,089	—	—	177,554	177,554

(1) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of March 31, 2025, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of March 31, 2025, the Company had 5,000,000 Preferred Shares outstanding, 62,778,642 Class A Ordinary Shares outstanding and 12,652,310 Class B Ordinary Shares outstanding.

The rights of the holders of each class of Ordinary Shares are identical, except with respect to voting. Each Class A Ordinary Share is entitled to one vote per share. Each Class B Ordinary Share is entitled to 10 votes per share. Class B Ordinary Shares may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to a Class A Ordinary Share.

As of March 31, 2025 and December 31, 2024, the Company had reserved ordinary shares for future issuance as follows:

	March 31, 2025	December 31, 2024
Share options	3,611,995	4,042,901
Options to restricted shares	19,923,756	19,948,408
RSUs	3,959,356	3,009,918
Ordinary share warrants	2,599,862	2,372,858
Redeemable convertible preferred shares	5,000,000	5,000,000
Exchangeable notes	11,434,704	11,434,704
Shares available for future grant of equity awards(1)	9,917,226	8,121,438
Shares reserved for issuance under the ESPP	776,837	832,713
Total shares of ordinary share reserved	57,223,736	54,762,940
(1) Reflects the application of the automatic increase of shares reserved under the Company's 2022 Share Incentive Plan (the "2022 Plan") pursuant to the terms of the 2022 Plan. For more information on the automatic increases see our Form 10-K.

Ordinary Share Warrants

The Company has accounted for the ordinary share warrants as equity-classified warrants as they met the requirements for equity classification under ASC 815, including whether the ordinary share warrants are indexed to the Company’s own ordinary shares. For warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash other income or expense in the accompanying unaudited condensed consolidated statements of income.

As of March 31, 2025, there were 433,942 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,900 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, 523,854 warrants expiring in September 2034 with an exercise price of $0.01 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants) with an exercise price of $138 per share to purchase one Class A Ordinary Share.

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

The following table summarized the Company’s share option activity during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	4,042,901	$7.5	6.7	$7,335
Granted	2,500	9.7
Exercised	(376,564)	5.9
Forfeited	(56,842)	31.4
Balance, March 31, 2025	3,611,995	$7.3	6.5	$11,563
Vested and exercisable, March 31, 2025	2,767,223	$4.8	5.7	$15,853

The aggregate intrinsic value of options exercised was approximately $1.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The total grant date fair value of share options vested for the three months ended March 31, 2025 and 2024, was $1.5 million and $7.1 million, respectively.

The assumptions used to estimate the fair value of share options granted for the three months ended March 31, 2025 were as follows:

Expected volatility	105.4%
Expected term (in years)	5.6
Risk free interest	4.1%
Dividend yield	0.0%

As of March 31, 2025, unrecognized compensation expense related to unvested share options was approximately $14.5 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

Restricted Stock Units (RSUs)—RSUs generally vest over two years of the employment commencement date with 50% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the remaining twelve months. Unvested RSUs are forfeited at termination of employment. Any RSUs, which are forfeited become available for future grants.

The following table summarized the Company’s RSU activity during the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,009,918	$12.0
Granted	2,030,880	9.9
Vested	(948,773)	11.8
Forfeited	(132,669)	10.8
Unvested at March 31, 2025	3,959,356	$11.0

As of March 31, 2025, unrecognized compensation expense related to RSUs was approximately $38.3 million, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021. See Note 16 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.

The following table summarized the Company’s options to restricted shares activity during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	19,948,408	$19.4	6.2	$—
Granted	—	—
Exercised	(4,707)	12.2
Forfeited	(19,945)	38.2
Balance, March 31, 2025	19,923,756	$19.3	6.0	—
Vested and exercisable, March 31, 2025	16,557,180	$19.3	6.0	$—

At March 31, 2025, unrecognized compensation expense related to options to restricted shares was approximately $9.3 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the three months ended March 31, 2025, 55,876 shares were issued under the ESPP. As of March 31, 2025, 776,837 shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.1 million for the three months ended March 31, 2025.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Technology, data and product development	$1,097	$2,905
Selling and marketing	4,780	2,852
General and administrative	7,295	9,718
Total	$13,172	$15,475

NOTE 13 - INCOME TAXES

Corporate Income Tax

Ordinary taxable income in Israel is subject to a corporate tax rate of 23%. However, the Company has received an approval from the Israeli Tax authorities for Preferred Technological Enterprise (“PTE”) status and received approval on November 18, 2021. The Company is eligible for PTE status which is implemented commencing 2020. Income from a PTE is subject to 12% tax rate. The Company is currently in the process of obtaining a renewal of its PTE status.

Foreign Exchange Regulations in Israel

Under the Foreign Exchange Regulations, the Company calculates its tax liability in U.S. Dollars according to certain orders. The tax liability, as calculated in U.S. Dollars is translated into NIS according to the exchange rate as of December 31st of each year.

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Loss before income taxes	$(48)	$(26,659)
Income tax (benefit) expense	(2,540)	5,003
Effective tax rate	NM	NM
NM: Not Meaningful

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The change in the effective tax rate was primarily due to discrete tax expenses related to a change in uncertain tax positions in the three months ended March 31, 2025. The difference between the effective tax rate and the statuary tax rate mainly related to valuation allowance in Israel, tax expenses in the United States, and a change in uncertain tax positions.

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

NOTE 14 - EARNINGS (LOSS) PER SHARE

The following tables set forth the calculation of basic and diluted earnings (loss) per share attributable to ordinary shareholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

Three Months Ended March 31, 2025
Basic EPS:
Numerator:
Net income	$7,893
Less: Undistributed earnings allocated to preferred shares	489
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$7,404
Denominator:
Weighted average shares used for earnings per ordinary share, basic	75,765,080
Earnings per share attributable to ordinary shareholders, basic	$0.10

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$7,404
Denominator:
Shares used in computation of basic earnings per share	75,765,080
Ordinary share warrants	784,762
Unvested RSUs	473,300
Ordinary shares upon employee stock purchase plan	20,322
Weighted average shares used for earnings per ordinary share, diluted	77,043,464
Earnings per share attributable to ordinary shareholders, diluted	$0.10

Three Months Ended March 31, 2024
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(21,223)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	64,504,458
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.33)

EPS for Class B ordinary shares is not presented separately, as under the two-class method, the EPS for Class A and Class B shares are the same.

The following potentially dilutive outstanding securities as of March 31, 2025 and 2024 were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods:

	March 31,
	2025	2024
Share options	3,427,161	3,766,593
Options to restricted shares	19,923,756	20,034,514
RSUs	271,876	2,353,589
Ordinary share warrants	1,229,166	2,016,326
Exchangeable notes(1)	11,434,704	—
Net potential dilutive outstanding securities	36,286,663	33,171,022
(1) For the three months ended March 31, 2025, the potential shares from exchangeable notes were excluded from the diluted EPS calculation as the incremental interest expense, net of tax, and the related shares would not be dilutive under the if-converted method.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025 (“our Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this section “we,” “us,” “our” and “Pagaya” refer to Pagaya Technologies Ltd.

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

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of June 22, 2022, or (b) in which we have an annual total gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary equity that is held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year; or (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Foreign Private Issuer Exemptions

We are technically a “foreign private issuer” under U.S. Securities and Exchange Commission rules. Consequently, we are subject to the reporting requirements under the Exchange Act applicable to foreign private issuers. That said, as previously disclosed on January 16, 2024, we have decided to voluntarily file on U.S. domestic issuer forms with the SEC beginning in 2024. Since then, the Company has been filing its quarterly reports on Form 10-Q, current reports on Form 8-K, and its annual reports on Form 10-K, and will no longer report on forms 20-F and 6-K. In addition, the Company intends to comply with Regulation FD and the SEC’s proxy rules, and the Company's officers, directors, and 10% shareholders will now also begin reporting on Forms 3, 4 and 5, as applicable.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $2.7 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the three months ended March 31, 2025, our top 5 ABS investors contributed approximately 53% of our total ABS funding compared to 54% in the year ended December 31, 2024.

Performance of Assets Originated with the Assistance of Our Proprietary Technology
The availability of funding from investors is a function of demand for consumer credit and residential real estate assets, as well as the performance of such assets originated with the assistance of our AI technology and purchased by Financing Vehicles. Our AI technology and data-driven insights are designed to enable relative outperformance versus the broader market. We believe that investors in Financing Vehicles view our AI technology as an important component in delivering assets that meet their investment criteria. See “Risk Factors—Risks Related to the Operations of Our Business” in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.
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

Macroeconomic pressures, including sustained high interest rates and inflation, continue to shape our operating environment. Central banks, including the Federal Reserve, have maintained elevated rates into 2025 to combat inflationary trends, increasing borrowing costs and potentially straining borrowers’ ability to service debt. This could lead to higher delinquencies, defaults, and charge-offs, reducing investor returns and dampening demand for assets generated on our platform. Inflation, though moderating from its 2022-2023 peak, remains above historical norms, driving up operating costs such as employee compensation, financing expenses, and technology investments. These pressures have been partially offset by operational efficiencies and growth in application volume from our Partners, supporting net growth in Network Volume despite a higher cost of capital. Global supply chain disruptions, exacerbated by geopolitical tensions and extreme weather events linked to climate change, continue to challenge economic stability. These disruptions may indirectly affect our Partners’ ability to serve customers and could increase costs across our network. Meanwhile, the elevated risk-free rate environment has shifted investor preferences, with some favoring safer assets over consumer credit. While our ability to raise funding remains intact, the cost of capital has risen, necessitating adjustments in conversion ratios to meet investor return expectations. Strong Partner application volume has mitigated this impact, sustaining Network Volume growth through 2024 and into early 2025. Adverse developments in the financial sector, such as regional bank stresses, liquidity concerns, or prolonged U.S. federal debt ceiling debates, could further complicate our operating landscape. In 2024, isolated bank failures and downgrades sparked temporary market volatility, though our direct exposure remains limited. Should these events escalate into systemic liquidity issues, they could impair our Partners’ and counterparties’ ability to meet obligations, disrupt funding flows, or destabilize financial markets, adversely affecting our performance. Similarly, ongoing trade tensions, particularly between the U.S. and China, and potential tariff escalations could introduce additional uncertainty, though we have not yet seen significant effects on our operations. Economic downturns or prolonged uncertainty may pressure the performance of assets acquired by Financing Vehicles from our network. However, these conditions also provide valuable data to refine our AI technology, enhancing our ability to adapt to shifting market dynamics and deliver value to Partners and investors. Historical events like the COVID-19 pandemic and the current inflationary period have underscored the resilience of our platform, validating its outcomes even amid volatility. For a detailed discussion of uncertainties and other factors that could impact our operating results, see “Risk Factors” section in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Network Volume	$2,400	$2,419

Network Volume
We believe the Network Volume metric to be a suitable proxy for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. In addition, Network Volume directly influences Fee Revenue Less Production Cost (FRLPC), a key non-GAAP measure we use to assess operational efficiency. We believe the growth in Network Volume highlights the scalability of our business, which, in turn, affects our operational leverage and profitability. Network Volume is primarily driven by our relationships with our Partners and SFR Partners. We believe Network Volume has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. As a result, the expansion of Network Volume provides insights into the effectiveness of our business strategies and the ability to leverage operational efficiencies across different asset classes. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, residential real estate, and point-of-sale receivables.
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
Contract fees. Contract fees primarily include administration and management fees, and performance fees. Administration and management fees are contracted upon the establishment of Financing Vehicles and these fees are earned as the Financing Vehicle purchase loans and as the Company provides services over their remaining lives, except for the portion management fees that are recognized at the point in time based on contract terms.

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
Other Expenses, Net
Other expenses, net primarily consists of changes in the fair value of warrant liabilities and other items, including credit-related impairment losses on investments in loans and securities.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in our consolidated statements of income is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net income of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue from fees	$282,704	$237,004
Other Income
Interest income	7,676	7,744
Investment (loss) income	(391)	528
Total Revenue and Other Income	289,989	245,276
Production costs	167,083	144,881
Technology, data and product development (1)	19,444	19,380
Sales and marketing (1)	9,594	10,257
General and administrative (1)	46,183	63,068
Total Costs and Operating Expenses	242,304	237,586
Operating Income	47,685	7,690
Other expenses, net	(47,733)	(34,349)
Loss Before Income Taxes	(48)	(26,659)
Income tax (benefit) expense	(2,540)	5,003
Net Income (Loss) Including Noncontrolling Interests	2,492	(31,662)
Less: Net loss attributable to noncontrolling interests	(5,401)	(10,439)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$7,893	$(21,223)

Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$7,893	$(21,223)
Less: Undistributed earnings allocated to preferred shares	489	—
Net income (loss) attributable to Pagaya Technologies Ltd.’s ordinary shares	$7,404	$(21,223)
Earnings (loss) per share attributable to Pagaya Technologies Ltd.’s ordinary shares:
Basic	$0.10	$(0.33)
Diluted	$0.10	$(0.33)
Weighted average shares outstanding:
Basic	75,765,080	64,504,458
Diluted	77,043,464	64,504,458

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Technology, data and product development	$1,097	$2,905
Sales and marketing	4,780	2,852
General and administrative	7,295	9,718
Total share-based compensation in operating expenses	$13,172	$15,475
Comparison of Three Months Ended March 31, 2025 and 2024

Total Revenue and Other Income

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$282,704	$237,004	$45,700	19%
Interest income	7,676	7,744	(68)	(1)%
Investment (loss) income	(391)	528	(919)	(174)%
Total Revenue and Other Income	$289,989	$245,276	$44,713	18%
Total revenue and other income, increased by $44.7 million, or 18%, to $290.0 million for the three months ended March 31, 2025 from $245.3 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in revenue from fees, partially offset by a decrease in investment (loss) income.
Revenue from fees for the three months ended March 31, 2025 increased by $45.7 million, or 19%, to $282.7 million, compared to the same period in 2024. The increase was primarily due to a $38.1 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $215.3 million for the three months ended March 31, 2024 to $253.4 million for the three months ended March 31, 2025. The increase in Network AI fees was primarily driven by improved economics of AI integration fees earned from certain Partners which increased by 25% from $205.6 million for the three months ended March 31, 2024 to $257.5 million for the three months ended March 31, 2025. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS transactions during the three months ended March 31, 2025.
Contract fees, comprised of administration and management fees and performance fees, increased by $7.6 million from $21.7 million for the three months ended March 31, 2024 to $29.3 million for the three months ended March 31, 2025. This increase was due to higher net asset values of assets held by certain Financing Vehicles driven by continued business growth, and an increase in performance fees, as the prior year period included a reversal of performance fees.
Interest income remained relatively flat year over year. Interest income is directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.”
Investment (loss) income decreased by $0.9 million to a loss of $0.4 million for the three months ended March 31, 2025 from an income of $0.5 million for three months ended March 31, 2024, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Production costs	$167,083	$144,881
Technology, data and product development	19,444	19,380
Sales and marketing	9,594	10,257
General and administrative	46,183	63,068
Total Costs and Operating Expenses	$242,304	$237,586

Production Costs

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production costs	$167,083	$144,881	$22,202	15%
Production costs increased by $22.2 million, or 15%, to $167.1 million for the three months ended March 31, 2025 from $144.9 million for the three months ended March 31, 2024. This increase was due to the composition of the asset classes that make up our Network Volume, as well as new Partners onboarded to our network.

Technology, Data and Product Development

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$19,444	$19,380	$64	—%

Technology, data and product development costs remained relatively flat year over year. Excluding $1.3 million contributions from Theorem in the current period, technology, data and product development costs decreased by $1.2 million. This decrease was primarily driven by a $2.9 million decrease in compensation expense, partially offset by a $0.7 million increase in depreciation expenses and a $1.1 million increase in other miscellaneous costs.

During the three months ended March 31, 2025 and 2024, we capitalized $4.5 million and $6.3 million of software development costs, respectively. Depreciation expense, including impairment charges, for capitalized software development costs was $6.2 million and $5.6 million during the three months ended March 31, 2025 and 2024, respectively.

Sales and Marketing

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$9,594	$10,257	$(663)	(6)%

Sales and marketing costs for the three months ended March 31, 2025 decreased by $0.7 million, compared to the same period in 2024. Excluding $1.3 million contribution from Theorem in the current period, sales and marketing costs for the three months ended March 31, 2025 decreased $2.0 million compared to the same period in 2024, primarily driven by a $3.6 million decrease in compensation expenses, partially offset by a $1.7 million increase in overhead allocation and other miscellaneous costs.

General and Administrative

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$46,183	$63,068	$(16,885)	(27)%

General and administrative costs for the three months ended March 31, 2025 decreased by $16.9 million, compared to the same period in 2024. Excluding $2.6 million contribution from Theorem in the current period, general and administrative costs for the three months ended March 31, 2025 decreased $19.5 million, or 31%, primarily driven by a $12.5 million decrease in transaction costs, and a $3.0 million decrease in compensation expenses.

Other Expense, Net

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(47,733)	$(34,349)	$(13,384)	(39)%
Other expense, net for the three months ended March 31, 2025 increased $13.4 million, compared to the same period in 2024. The increase was primarily due to a higher interest expenses of $8.7 million from the long-term debt and exchangeable note and a higher credit-related impairment loss of $7.9 million on certain investments, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. Of the credit-related impairment loss of $7.9 million, $6.8 million is attributable to the noncontrolling interest in certain VIEs and accordingly, is not attributable to Pagaya. For further information, please see “—Net Income (Loss) Attributable to Noncontrolling Interests.” These increases were partially offset by a $3.2 million favorable impact from the changes in a contingent consideration liability. See Note 8 for additional information.

Income Tax Expense

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(2,540)	$5,003	$(7,543)	(151)%
Income tax expense for the three months ended March 31, 2025 decreased $7.5 million, compared to the same period in 2024. The decrease was primarily driven by discrete tax expenses related to a change in the reserve for an uncertain tax position related to credit loss on investments in loans and securities during the three months ended March 31, 2025.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(5,401)	$(10,439)	$5,038	48%
Net loss attributable to noncontrolling interests for the three months ended March 31, 2025 decreased by $5.0 million, or 48%, compared to the same period in 2024. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net loss of the consolidated VIEs which was not attributable to Pagaya, but rather to the noncontrolling interest holders. For the three months ended March 31, 2025, the net loss attributable to noncontrolling interests reported interest income of $1.8 million generated from risk retention holdings offset by the credit-related impairment loss of $6.8 million on the same risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
Reconciliation of Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with U.S. GAAP, we use the non-GAAP financial measures FRLPC, Fee Revenue Less Production Costs as percentage of Network Volume (FRLPC %), Adjusted Net Income, and Adjusted EBITDA to provide investors with additional information about our financial performance and to enhance the overall understanding of the results of operations by highlighting the results from ongoing operations and the underlying profitability of our business. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.
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

To address these limitations, we provide a reconciliation of FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA to the most directly comparable U.S. GAAP measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA in conjunction with their respective related U.S. GAAP financial measures.

FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA for the three and three months ended March 31, 2025 and 2024 are summarized below ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Fee Revenue Less Production Cost (FRLPC)	$115,621	$92,123
Fee Revenue Less Production Costs % (FRLPC %)	4.8%	3.8%
Adjusted Net Income	$53,189	$13,331
Adjusted EBITDA	$79,583	$39,815
FRLPC is defined as revenue from fees less production costs. We use FRLPC as part of overall assessment of performance, including the preparation of our annual budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. The Company is including a reconciliation between FRLPC and operating income, which we consider the most directly comparable GAAP financial measure. FRLPC is designed to assess operational efficiency by measuring fee revenue against production costs, excluding operating expenses not directly tied to revenue production, such as technology development, sales and marketing, and general and administrative costs. FRLPC is intended to highlight the scalability of our platform as Network Volume (the gross dollar amount of assets originated or services rendered using our technology) increases, demonstrating our ability to efficiently generate fee revenue while managing production costs. FRLPC %, defined as FRLPC divided by Network Volume, further illustrates this efficiency, showing how effectively we convert Network Volume into fee revenue relative to production costs as our platform scales.

Adjusted Net Income is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions. Adjusted EBITDA is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions, interest expense, depreciation expense, and provision (and benefit from) for income taxes. These items are excluded from our Adjusted Net Income and Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful.

We believe FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA in this report because these are key measurements used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. However, this non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP financial measures used by other companies.

The following tables present reconciliations of FRLPC to Operating Income, and Adjusted EBITDA to Net Income Attributable to Pagaya Technologies Ltd., in each case the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2025	2024
Operating Income	$47,685	$7,690
Add: Technology, data and product development	19,444	19,380
Add: Sales and marketing	9,594	10,257
Add: General and administrative	46,183	63,068
Less: Interest income	7,676	7,744
Less: Investment (loss) income	(391)	528
Fee Revenue Less Production Costs (FRLPC)	$115,621	$92,123
Network Volume (in millions)	$2,400	$2,419
Fee Revenue Less Production Costs % (FRLPC %)	4.8%	3.8%

	Three Months Ended March 31,
	2025	2024
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$7,893	$(21,223)
Adjusted to exclude the following:
Share-based compensation	13,172	15,475
Fair value adjustment to contingent liability	(3,184)	—
Fair value adjustment to warrant liability	1,099	(1,900)
Impairment loss on certain investments	29,511	19,483
Restructuring expenses	962	820
Transaction-related expenses	14	400
Non-recurring expenses	3,722	276
Adjusted Net Income	$53,189	$13,331
Adjusted to exclude the following:
Interest expenses	21,212	15,164
Income tax (benefit) expense	(2,540)	5,003
Depreciation and amortization	7,722	6,317
Adjusted EBITDA	$79,583	$39,815

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the principal sources of liquidity were cash, cash equivalents and restricted cash of $229.6 million and $226.5 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowings, including repurchase agreements. We may also raise additional capital, including through borrowings under the credit facility (see further description of the credit facility below in the section titled “Credit Agreement”) or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Ordinary Share Offering,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowings, or equity financing. The rates, terms, covenants and availability of such additional financing is not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI Technology.

Additional debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.

In addition, we will receive the proceeds from any exercise of any public warrants and private placement warrants in cash. Each public warrant and each private placement warrant that was issued and exchanged for each EJFA Private Placement Warrant in the EJFA Merger entitles the holder thereof to purchase one Class A Ordinary Share at a price of $138 per share (as adjusted for the 1-for-12 reverse share split). Following the 1-for-12 reverse share split effective March 2024, each warrant entitles holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The aggregate amount of proceeds could be up to $169.6 million if all such warrants are exercised for cash. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity.

As of May 6, 2025, the price of our Class A Ordinary Shares was $11.49 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.

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

Securitizations

In connection with asset-backed securitizations, we sponsor and establish securitization vehicles to purchase loans originated by our Partners. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. To comply with risk retention regulatory requirements, we retain at least 5% of the securities issued by securitization vehicles and may choose to hold more than 5% depending on many factors. This 5% risk retention is determined based on the fair value of the securities under US GAAP at the time of closing. In ordinary course of business, we enter into certain financing arrangements to finance our risk retention balance in certain notes and securities retained from securitization transactions. From time to time, the Company makes cash deposits that serve to collateralize guarantees for related transactions, included in restricted cash on the consolidated balance sheets. For further information, see Note 4 and Note 5, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

During the three months ended March 31, 2024, 298,057 shares were issued under the Equity Financing Purchase Agreement for net proceeds of $5.2 million. In September 2024, the Company terminated the Equity Financing Purchase Agreement.
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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$34,427	$17,709
Net cash used in investing activities	$(26,886)	$(228,125)
Net cash (used in) provided by financing activities	$(3,779)	$298,743
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of March 31, 2025, we had 527 employees compared to 892 on March 31, 2024. During the the first and second quarters of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the three months ended March 31, 2025 was $34.4 million, an increase of $16.7 million from net cash provided by operating activities of $17.7 million for the same period in 2024. This reflects our net income including noncontrolling interests of $2.5 million, adjusted for non-cash charges of $56.0 million, and net cash outflows of $24.1 million from changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $10.1 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, of which $6.8 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $2.3 million, (3) depreciation and amortization, which increased by $1.4 million primarily from capitalized software, and (4) fair value adjustment to warrant liability, which increased by $3.0 million driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities decreased by $25.9 million to net cash outflows of $24.1 million for the three months ended March 31, 2025 compared to net cash inflows of $1.9 million for the same period in 2024.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the three months ended March 31, 2025, net cash used in investing activities of $26.9 million was primarily attributable to purchases of risk retention assets of $81.9 million, which decreased by $179.7 million driven by management’s decision to purchase more than the required minimum risk retention holdings in the prior period, partially offset by proceeds received from existing risk retention assets of $58.7 million, which increased by $20.0 million.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities of $3.8 million was primarily attributable to $46.9 million of payment made to secured borrowing, $4.4 million of distributions made to noncontrolling interests, and $4.4 million of repayments made to long-term debt. These net cash outflows were offset by $49.2 million of proceeds from secured borrowing.

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

If a “fundamental change” (as defined in the indenture governing the Notes) of the Company occurs, then, subject to a limited exception, noteholders may require Pagaya US to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

As of March 31, 2025, the Company had an outstanding balance of $317.9 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and the Company had letters of credit issued in the amount of $24.7 million, and $33.3 million of remaining capacity available under the Revolving Credit Facility. The Company is in compliance with all covenants.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of March 31, 2025, the total remaining contractual obligations are approximately $44.2 million, of which $9.3 million is for the next 12 months. In 2023, we entered into a purchase commitment with our third-party cloud computing web services provider, which included an annual purchase commitment of $8.5 million for the period from October 2023 through September 2025. As of March 31, 2025, the total remaining contractual obligations are approximately $2.4 million, all of which is for the next 12 months. We may pay more than the minimum purchase commitment based on usage.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of March 31, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $60.3 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of March 31, 2025, $39.8 million has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.
For a discussion of our long-term debt obligations and operating lease obligations as of March 31, 2025, see Note 4 and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles, which we contractually administer. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 6 to the unaudited condensed consolidated financial statements elsewhere included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in our Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of March 31, 2025 and December 31, 2024, we were exposed to credit risk on $760 million and $764 million, respectively, of investments in loans and securities held on our consolidated balance sheet, with $656 million and $659 million, respectively, representing net exposure exclusive of non-controlling interests. We have a portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

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

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense/payments and harm the results of our operations. For additional information, see “Item 2. Liquidity and Capital Resources” for additional information.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Ordinary Share. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2024, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, Tami Rosen, a director and the Company’s Chief Development Officer, entered into a new 10b5-1 Plan on March 11, 2025, with an end date of September 30, 2025, to sell a maximum aggregate of 129,397 shares.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on December 11, 2024 (incorporated by reference to Exhibit 3.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on December 12, 2024)

10.1*	Amendment No. 1 to Executive Employment Agreement between Tami Rosen and Pagaya Technologies US LLC
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

PAGAYA TECHNOLOGIES LTD.

Date: May 7, 2025	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: May 7, 2025	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer