Form 10-Q
period 2025-06-30
Pagaya Technologies Ltd.
filed 2025-08-07
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the registrant had 65,319,849 Class A Ordinary Shares, no par value, outstanding; 11,288,577 Class B Ordinary Shares, no par value, outstanding; and 5,000,000 Series A Preferred Shares, no par value, outstanding.

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

iii

PART I - Financial Information
Item 1. Financial Statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$182,986	$187,921
Restricted cash	23,845	18,595
Fees and other receivables (1)(2)	118,475	97,932
Investments in loans and securities (1)	21,519	22,087
Prepaid expenses and other current assets (2)	15,648	24,944
Total current assets	362,473	351,479
Non-current assets:
Restricted cash	35,203	20,002
Fees and other receivables (2)	30,709	29,182
Investments in loans and securities	848,542	756,322
Equity method and other investments	19,487	21,933
Right-of-use assets	33,726	36,876
Property and equipment, net	34,449	37,974
Goodwill	22,903	23,062
Intangible assets, net	10,521	12,821
Prepaid expenses and other assets	1,030	1,421
Total non-current assets	1,036,570	939,593
Total Assets	$1,399,043	$1,291,072
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,191	$6,992
Accrued expenses and other liabilities	39,882	45,362
Current maturities of operating lease liabilities	6,931	6,453
Current portion of long-term debt	17,750	17,750
Secured borrowing	165,416	109,079
Income taxes payable	15,303	9,858
Total current liabilities	254,473	195,494
Non-current liabilities:
Warrant liability	2,471	893
Long-term debt	296,797	303,567
Exchangeable notes	147,526	146,342
Secured borrowing	100,141	67,010
Operating lease liabilities	29,153	30,611
Long-term tax and deferred tax liabilities, net	26,253	31,359
Total non-current liabilities	602,341	579,782
Total Liabilities	856,814	775,276
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024; aggregate liquidation preference of $150,000 as of June 30, 2025 and December 31, 2024.	74,250	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 64,873,392 and 61,227,672 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 11,288,577 and 12,652,310 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,319,312	1,282,022
Accumulated other comprehensive loss	(33,065)	(11,488)
Accumulated deficit	(919,495)	(944,043)
Total Pagaya Technologies Ltd. shareholders’ equity	366,752	326,491
Noncontrolling interests	101,227	115,055
Total shareholders’ equity	467,979	441,546
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,399,043	$1,291,072
(1) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.
(2) See Note 9 for additional information regarding the transactions with related parties.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Revenue from fees (1)	$317,714	$242,594	$600,418	$479,598
Other Income
Interest income	10,739	8,193	18,415	15,937
Investment (loss) income, net (2)	(2,055)	(443)	(2,446)	85
Total Revenue and Other Income	326,398	250,344	616,387	495,620
Production costs	191,465	145,602	358,548	290,483
Technology, data and product development	18,455	21,935	37,899	41,315
Sales and marketing	19,660	13,331	29,254	23,588
General and administrative	40,349	64,449	86,532	127,517
Total Costs and Operating Expenses	269,929	245,317	512,233	482,903
Operating Income	56,469	5,027	104,154	12,717
Other expenses, net	(34,928)	(73,194)	(82,661)	(107,543)
Income (Loss) Before Income Taxes	21,541	(68,167)	21,493	(94,826)
Income tax expense	4,978	14,512	2,438	19,515
Net Income (Loss) Including Noncontrolling Interests	16,563	(82,679)	19,055	(114,341)
Less: Net loss attributable to noncontrolling interests	(92)	(7,894)	(5,493)	(18,333)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$16,655	$(74,785)	$24,548	$(96,008)
Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$16,655	$(74,785)	$24,548	$(96,008)
Less: Undistributed earnings allocated to preferred shares	1,017	—	1,509	—
Net income (loss) attributed to Pagaya Technologies Ltd.’s ordinary shares	$15,638	$(74,785)	$23,039	$(96,008)
Earnings (loss) per share attributable to Pagaya Technologies Ltd.:
Basic	$0.20	$(1.04)	$0.30	$(1.41)
Diluted	$0.20	$(1.04)	$0.29	$(1.41)
Weighted average shares outstanding:
Basic	76,873,529	71,765,884	76,347,801	68,113,860
Diluted	79,667,635	71,765,884	78,301,110	68,113,860
(1) See Note 9 for additional information regarding the transactions with related parties.
(2) Includes income from proprietary investments.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss) Including Noncontrolling Interests	$16,563	$(82,679)	$19,055	$(114,341)
Other Comprehensive Income (Loss):
Unrealized loss on securities available for sale, net	(5,708)	(45,563)	(21,492)	(67,094)
Comprehensive Income (Loss) Including Noncontrolling Interests	10,855	(128,242)	(2,437)	(181,435)
Less: Comprehensive loss attributable to noncontrolling interests	(105)	(6,686)	(5,408)	(13,933)
Comprehensive Income (Loss) Attributable to Pagaya Technologies Ltd.	$10,960	$(121,556)	$2,971	$(167,502)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – March 31, 2025	5,000,000	$74,250	75,430,952	$—	$1,299,010	$(27,370)	$(936,150)	$335,490	$105,313	$440,803
Issuance of ordinary shares upon exercise of share options	—	—	126,638	—	1,118	—	—	1,118	—	1,118
Issuance of ordinary shares upon vesting of RSUs	—	—	604,379	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	19,184	—	—	19,184	—	19,184
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(3,981)	(3,981)
Other comprehensive income (loss)	—	—	—	—	—	(5,695)	—	(5,695)	(13)	(5,708)
Net income (loss)	—	—	—	—	—	—	16,655	16,655	(92)	16,563
Balance – June 30, 2025	5,000,000	$74,250	76,161,969	$—	$1,319,312	$(33,065)	$(919,495)	$366,752	$101,227	$467,979

Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	507,909	—	3,385	—	—	3,385	—	3,385
Issuance of ordinary shares upon vesting of RSUs	—	—	1,718,202	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	55,876	—	592	—	—	592	—	592
Share-based compensation	—	—	—	—	33,313	—	—	33,313		33,313
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Other comprehensive income (loss)	—	—	—	—	—	(21,577)	—	(21,577)	85	(21,492)
Net income (loss)	—	—	—	—	—	—	24,548	24,548	(5,493)	19,055
Balance – June 30, 2025	5,000,000	$74,250	76,161,969	$—	$1,319,312	$(33,065)	$(919,495)	$366,752	$101,227	$467,979

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – March 31, 2024	5,000,000	$74,250	70,602,363	$—	$1,214,969	$(24,279)	$(563,860)	$626,830	$99,081	$725,911
Issuance of ordinary shares upon exercise of share options	—	—	172,305	—	598	—	—	598	—	598
Issuance of ordinary shares upon vesting of RSUs	—	—	821,023	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	20,093	—	—	20,093	—	20,093
Issuance of ordinary shares	—	—	—	—	17	—	—	17	—	17
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(2,803)	(2,803)
Other comprehensive income (loss)	—	—	—	—	—	(46,771)	—	(46,771)	1,208	(45,563)
Net income (loss)	—	—	—	—	—	—	(74,785)	(74,785)	(7,894)	(82,679)
Balance – June 30, 2024	5,000,000	$74,250	71,595,691	$—	$1,235,677	$(71,050)	$(638,645)	$525,982	$89,592	$615,574

Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options	—	—	272,918	—	759	—	—	759	—	759
Issuance of ordinary shares upon vesting of RSUs	—	—	1,481,470	—	—	—	—	—	—	—
Issuance of ordinary shares, net of issuance costs of $5,312	—	—	7,500,000	—	89,956	—	—	89,956	—	89,956
Share-based compensation	—	—	—	—	37,710	—	—	37,710	—	37,710
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	298,057	—	5,338	—	—	5,338	—	5,338
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	2,815	2,815
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(5,318)	(5,318)
Other comprehensive income (loss)	—	—	—	—	—	(71,494)	—	(71,494)	4,400	(67,094)
Net income (loss)	—	—	—	—	—	—	(96,008)	(96,008)	(18,333)	(114,341)
Balance – June 30, 2024	5,000,000	$74,250	71,595,691	$—	$1,235,677	$(71,050)	$(638,645)	$525,982	$89,592	$615,574

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$19,055	$(114,341)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method loss (income)	2,446	(86)
Depreciation and amortization	15,315	13,359
Share-based compensation	31,400	33,519
Fair value adjustment to warrant liability	1,578	(1,571)
Impairment loss on investments in loans and securities, net (1)	54,605	80,046
Gain on sale of investments in loans and securities	(8,690)	—
Amortization of deferred costs	5,843	1,250
Write-off of capitalized software	—	2,561
Loss on foreign exchange	1,311	186
Change in operating assets and liabilities:
Fees and other receivables (1)	(22,132)	(11,614)
Accrued interest on investments (1)	(15,246)	(10,204)
Prepaid expenses and other assets	9,628	998
Right-of-use assets	3,035	3,879
Accounts payable	2,108	6,071
Accrued expenses and other liabilities	(5,842)	7,793
Operating lease liability	(3,001)	(3,205)
Income taxes	364	18,363
Net cash provided by operating activities	91,777	27,004
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities (1)	129,350	75,779
Acquisition of Theorem Technology, Inc., net of cash acquired	159	—
Payments for the purchase of:
Investments in loans and securities	(274,125)	(408,459)
Property and equipment	(7,576)	(9,525)
Equity method and other investments	—	(125)
Net cash used in investing activities	(152,192)	(342,330)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	—	89,956
Proceeds from long-term debt	—	244,725
Proceeds from secured borrowing	244,894	207,317
Proceeds received from noncontrolling interests	—	2,815
Proceeds from revolving credit facility	—	44,000
Proceeds from exercise of stock options, warrants and contributions to ESPP	3,977	759
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	—	5,338
Distributions made to noncontrolling interests	(8,420)	(5,318)
Payments made to revolving credit facility	—	(134,000)
Payments made to secured borrowing	(156,924)	(78,809)
Payments made to long-term debt	(8,875)	(6,375)
Debt issuance costs	—	(7,974)
Net cash provided by financing activities	74,652	362,434
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,279	(1,723)
Net increase in cash, cash equivalents and restricted cash	15,516	45,385
Cash, cash equivalents and restricted cash, beginning of period	226,518	222,541

Cash, cash equivalents and restricted cash, end of period	$242,034	$267,926
Reconciliation of cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheet to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$182,986	$233,593
Restricted cash - current	23,845	17,469
Restricted cash - non-current	35,203	16,864
Total cash, cash equivalents, and restricted cash	$242,034	$267,926
(1) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation and six month ended June 30, 2024 amounts have been reclassified to conform to the current period presentation.

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

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and the Company’s consolidated results of operations and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 12, 2025.

Emerging Growth Company Status

On the last business day of the second quarter in 2025, the aggregate market value of the Company’s ordinary Class A shares held by non-affiliate shareholders exceeded $700 million. As a result, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act for filings beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2025, and we will cease to be an emerging growth company as of December 31, 2025. Due to the loss of emerging growth company status, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of our internal controls over financial reporting in our annual report for the fiscal year ended December 31, 2025. The transition to large accelerated filer status will also subject the Company to accelerated filing deadlines and additional disclosure requirements, which will further align our reporting with other large US companies for even greater transparency.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the unaudited condensed consolidated statements of operations as well as disclosure about selling expense. The effective date for this update was amended by ASU 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and is now effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $285.9 million and $221.8 million for the three months ended June 30, 2025 and 2024, respectively, and $539.3 million and $437.1 million for the six months ended June 30, 2025 and 2024, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to Financing Vehicles. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $31.8 million and $20.8 million for the three months ended June 30, 2025 and 2024, respectively, and $61.1 million and $42.5 million for the six months ended June 30, 2025 and 2024, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets, except for the portion of management fees that are recognized at the point in time based on contract terms.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance of Financing Vehicles. As such, there are revenues that result from performance obligations satisfied in the previous year. During the three and six months ended June 30, 2025, $0.2 million and $0.8 million, respectively, worth of fees were recognized, which represent performance obligations satisfied in the previous year that were greater than the original estimate. During the three months ended June 30, 2024, $0.1 million worth of fees were recognized, which represent performance obligations satisfied in the previous year that were greater than the original estimate. During the six months ended June 30, 2024, $3.2 million worth of fees were reversed, which represent performance obligations satisfied in the previous year that were less than the original estimate.
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
Once revenue is recognized, it is recorded on the unaudited condensed consolidated balance sheet in fees and other receivables until the payment is received from the customer. The timing of the recognition depends on the type of service as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Services transferred at a point in time	$298,604	$228,317	$561,722	$455,891
Services transferred over time	19,110	14,277	38,696	23,707
Total revenue from fees, net	$317,714	$242,594	$600,418	$479,598
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of June 30, 2025 or December 31, 2024.

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. Two customers, including one related party, individually represented greater than 10% of total revenue and collectively totaled approximately 23% for three months ended June 30, 2025. No customer represented more than 10% of the Company’s total revenue for six months ended June 30, 2025. Three customers, including two related parties, individually represented greater than 10% of total revenue and collectively totaled approximately 55% for the three months ended June 30, 2024. Two customers, including one related party, individually represented great than 10% of total revenue and collectively totaled approximately 31% for six months ended June 30, 2024.

NOTE 4 - BORROWINGS
The following table sets forth the Company’s outstanding borrowings, inclusive of current and non-current portions, as of the date indicated (in thousands):

	June 30, 2025	December 31, 2024
Secured borrowings	$265,557	$176,089
Long-term debt	$314,547	$321,317
Exchangeable notes	$147,526	$146,342

The Company was in compliance with all covenants as of June 30, 2025 and December 31, 2024.

Secured Borrowings

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, the outstanding principal balance under the repurchase agreements was $194.7 million and $144.0 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet, with a weighted average interest rate of approximately thirteen percent and fifteen percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both June 30, 2025 and December 31, 2024.

The Company has repaid $58.1 million of outstanding principal balance under the repurchase agreements as of August 7, 2025. See Note 15 for additional information.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-month Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-months Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of June 30, 2025, the outstanding principal balance under the CIA Facility and ALPF Facility was $70.8 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

In June 2025, Pagaya Receivables LLC, a wholly-owned subsidiary, repaid the outstanding balance of a 3-year loan facility (the “SVB Receivables Facility) and terminated the related Loan and Security Agreement, which was originally executed in October 2022. Borrowings under the SVB Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%. As of December 31, 2024, the outstanding principal balance under the SVB Receivable Facility was $31.9 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

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

Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. Accrued interest of $2.1 million and $2.8 million was recorded within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the Company had an outstanding balance of $314.5 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheet, and its aggregate future maturities consists of the following (in thousands):

June 30, 2025
2025	$8,875
2026	17,750
2027	17,750
2028	17,750
2029	270,000
Total	332,125
Debt issuance costs	(17,578)
Total long-term debt, net of debt issuance costs	$314,547

As of June 30, 2025 and December 31, 2024, the Company had letters of credit issued in the amount of $20.5 million and $24.3 million, respectively, and $37.5 million and $25.7 million of remaining capacity available under the Revolving Credit Facility, respectively.

On July 28, 2025, the Company fully paid off the outstanding principal balance of long-term debt of $332.1 million using the proceeds from the issuance of Senior Notes. See Note 15 for additional information.

Exchangeable Notes

On October 1, 2024, the Company, through a wholly owned subsidiary of the Company, issued $160 million aggregate principal amount of its 6.125% Exchangeable Notes (“Notes”) due 2029. The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025. The Notes will mature on October 1, 2029, unless earlier repurchased, redeemed, or exchanged.

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $6.2 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded $3.1 million and $6.1 million of interest expense, including $0.6 million and $1.2 million of amortization of debt issuance costs, for the three and six months ended June 30, 2025. The effective interest rate of the Notes is 8.7%.

NOTE 5 - INVESTMENTS

As of June 30, 2025, our investments in loans and securities portfolio consisted of (i) investments held at fair value with changes in fair value recorded in unrealized gain (loss) on securities, excluding the portion relating to any credit loss; (ii) loans held for investment at amortized cost, less an allowance for potential uncollectible amounts; and (iii) investments held at fair value, with changes in fair value recorded in earnings, for which we elected the fair value option. Below is a disaggregated presentation of our investments in loans and securities, including fair value adjustments, accrued interest income and net of the allowance for credit losses, as applicable:

	Carrying Value
	June 30, 2025	December 31, 2024
Investments in loans and securities
Securitization notes, available for sale	$309,651	$240,273
Securitization certificates, available for sale	525,757	533,243
Other loans and receivables, at amortized cost	1,765	4,893
Total	837,173	778,409
Investments in securities, under the fair value option
Securitization notes	11,544	—
Securitization certificates	21,344	—
Total	32,888	—
Total investments in loans and securities	$870,061	$778,409

Investments in Loans and Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investments in securities as of June 30, 2025 and December 31, 2024 were as follows (in thousands). As provided in Note 6, a portion of these investments in securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of June 30, 2025
Investments in securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$312,344	$271	$(91)	$(2,873)	$309,651
Securitization certificates	1,045,199	5,851	(34,397)	(490,896)	525,757

(1) Includes accrued interest receivable of $18.0 million.

	As of December 31, 2024
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes	$240,396	$386	$(509)	$—	$240,273
Securitization certificates	1,048,734	7,926	(14,676)	(508,741)	533,243
(2) Includes accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.
The following tables set forth the fair value and gross unrealized losses on investments in securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$575	$(1)	$9,037	$(90)	$9,612	$(91)

	As of December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$66	$(1)	$27,295	$(508)	$27,361	$(509)

The following table sets forth the amortized cost and fair value of investments in securities by contractual maturities, as of the date indicated (in thousands):

	As of June 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale(1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,537	$5,605	$309,807	$304,046	$312,344	$309,651
Securitization certificates	9,828	15,318	1,035,371	510,439	1,045,199	525,757

	As of December 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale(1)(2):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$9,907	$9,903	$230,489	$230,370	$240,396	$240,273
Securitization certificates	11,554	11,554	1,037,180	521,689	1,048,734	533,243
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

The following table sets forth gross proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investments in loans and securities:
Proceeds from sales/maturities/prepayments	$70,676	$30,925	$129,350	$75,779
Gross investment gains from sales and maturities	$(2,796)	$—	$(8,690)	$—
Write-offs charged against the allowance	$157	$850	$593	$2,299
Reductions (additions) to allowance for credit losses	$(28,506)	$(53,062)	$14,832	$(79,913)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Three Months Ended June 30, 2025
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$(2,873)	$(462,436)	$(1,211)	$(466,520)
Additions to allowance for credit losses not previously recorded	—	(22,594)	—	(22,594)
Additions (reductions) on securities with previous allowance	—	(5,866)	(46)	(5,912)
Write-offs charged against the allowance	—	—	157	157
Balance, end of period	$(2,873)	$(490,896)	$(1,100)	$(494,869)

	Six Months Ended June 30, 2025
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(508,741)	$(1,553)	$(510,294)
Additions to allowance for credit losses not previously recorded	(2,873)	(46,152)	—	(49,025)
Reductions for securities sold during the period	—	78,355	—	78,355
Additions (reductions) on securities with previous allowance	—	(14,358)	(140)	(14,498)
Write-offs charged against the allowance	—	—	593	593
Balance, end of period	$(2,873)	$(490,896)	$(1,100)	$(494,869)

	Three Months Ended June 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(121,349)	$(5,011)	$(126,360)
Additions to allowance for credit losses not previously recorded	—	(23,628)	—	(23,628)
Additions (reductions) on securities with previous allowance	—	(29,100)	(334)	(29,434)
Write-offs charged against the allowance	—	—	850	850
Recoveries of amounts previously written off	—	—	442	442
Balance, end of period	$—	$(174,077)	$(4,053)	$(178,130)

	Six Months Ended June 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(26,593)	—	(26,593)
Additions to the allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(48,805)	(1,269)	(50,074)
Write-offs charged against the allowance	—	—	2,299	2,299
Recoveries of amounts previously written off	—	—	442	442
Balance, end of period	$—	$(174,077)	$(4,053)	$(178,130)

Investments in securities, under the fair value option

The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We elected the fair value option to measure certain securities, as we believe that fair value best reflects the economic transaction of investing in certain new securities. We determined the fair value of certain securities using a discounted cash flow methodology, while also considering market data as it became available. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within the other expenses, net in the unaudited condensed consolidated statements of operations. We report the changes in fair value within Impairment loss on investments in loans and securities, net in the unaudited condensed consolidated statements of cash flow.

The following table presents activities of investments in securities for which we elected the fair value option. See Note 10 for the assumptions used in our fair value model:

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in securities under the fair value option	2025	2024	2025	2024
At the beginning of period	$—	$—	$—	$—
Purchases	21,026	—	21,026	—
Total gains for the period included in other expenses, net	11,862	—	11,862	—
At the end of period	$32,888	$—	$32,888	$—

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	Carrying Value
	June 30, 2025	December 31, 2024
Investments in Pagaya SmartResi F1 Fund, LP (1)	$10,249	$12,530
Other (2)	9,238	9,403
Total	$19,487	$21,933

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income from these investments is included in Investment income in the unaudited condensed consolidated statements of operations.

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
Consolidated VIEs
As of June 30, 2025 and December 31, 2024, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets	Liabilities	Net Assets
As of June 30, 2025	$125,923	$—	$125,923
As of December 31, 2024	$142,584	$—	$142,584
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of June 30, 2025	$742,749	$742,749	$11,412,967
As of December 31, 2024	$628,038	$628,038	$10,708,146

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion, subject to contractual requirements and limitations. See Note 9 for additional information.

NOTE 7 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York, Israel and several other locations.
The security deposits for the leases are $3.1 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively, which have been recognized as restricted cash, non-current in the unaudited condensed consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rent expense	$2,734	$2,938	$5,573	$5,849
Variable lease payments	$130	$80	$264	$174
Sublease income (1)	$1,310	$1,003	$2,474	$2,008
(1) The Company entered into sublease agreements for certain leased office space, and the amounts were included in other expense, net in the unaudited condensed consolidated statements of income.

Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	5.4	5.8
Weighted-average discount rate	9.0%	9.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$(113)	$—	$(113)	$(219)

Maturities of the Company’s operating lease liabilities as of June 30, 2025 were as follows (in thousands):

2025	$4,861
2026	9,765
2027	8,310
2028	5,604
2029	5,697
Thereafter	10,921
Total	45,158
Less: imputed interest	(9,074)
Total operating lease liabilities	$36,084

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings — From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets and these matters are immaterial.

Contractual Obligations and Commitments — From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services providers. As of June 30, 2025, the total remaining contractual obligations from this purchase commitment are approximately $2.1 million, of which $1.7 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. See Note 7 for details regarding when these obligations are due.

In October 2024, the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares ($7.5 million worth as of the closing date), with an additional contingent consideration based on achievement of certain performance objectives defined in the purchase agreement. The Company established contingent consideration liability is reported at fair value, which is determined based on the present value of an expected payment under the arrangement, using an option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other expenses, net.” The fair value of the contingent consideration liability was $0.7 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively.

Guarantees and Indemnifications — In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception and each reporting period, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of June 30, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $86.9 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of June 30, 2025, $51.7 million has been segregated and recognized within restricted cash, of which $6 million has been accrued within accrued expenses and other liabilities in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.

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

As of June 30, 2025, the current and non-current fee receivables from related parties are $64.3 million and $30.7 million, respectively, which consist of $72.6 million from securitization vehicles and $22.4 million from other Financing Vehicles. As of December 31, 2024, the current and non-current fee receivables from related parties are $70.2 million and $29.2 million, respectively, which consists of $79.0 million from securitization vehicles and $20.4 million from other Financing Vehicles.

As of June 30, 2025 and December 31, 2024, prepaid expenses and other assets include amounts due from related parties of $9.4 million and $15.2 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended June 30, 2025, the total revenue from related parties is $146.6 million, which consists of $137.9 million from securitization vehicles and $8.7 million from other Financing Vehicles. For the six months ended June 30, 2025, the total revenue from related party is $314.5 million, which consists of $297.0 million from securitization vehicles and $17.5 million from other Financing Vehicles. For the three months ended June 30, 2024, the total revenue from related parties is $175.3 million, which consists of $157.2 million from securitization vehicles and $18.1 million from other Financing Vehicles. For the six months ended June 30, 2024, the total revenue from related parties is $353.8 million which consists of $319.8 million from securitization vehicles and $34.0 million from other Financing Vehicles.

During the three and six months ended June 30, 2025, the Company purchased approximately $2.0 million and $5.8 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $1.9 million and $5.4 million, respectively, in general and administrative expenses with respect to these loans. During the three and six months ended June 30, 2024, the Company purchased approximately $14.5 million and $19.5 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $13.4 million and $18.4 million, respectively, in general and administrative expenses with respect to these loans.

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

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$133,326	$187,869	$321,195
Investments in loans and securities (Certificates)	—	—	547,101	547,101
Liabilities:
Warrant liability	$2,471	$—	$—	$2,471
Other liabilities (1)	—	—	6,697	6,697

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes) (2)	$—	$115,220	$125,054	$240,274
Investments in loans and securities (Certificates) (2)	—		533,243	533,243
Liabilities:
Warrant liability	$890	$3	$—	$893
Other liabilities (1)	—	—	6,090	6,090
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1)

The following tables summarize the Warrant liability activity for the three and six months ended June 30, 2025 and 2024 (in thousands):

Three Months Ended June 30, 2025
Balance as of March 31, 2025	$1,992
Change in fair value	479
Balance as of June 30, 2025	$2,471

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$893
Change in fair value	1,578
Balance as of June 30, 2025	$2,471

Three Months Ended June 30, 2024
Balance as of March 31, 2024	$1,342
Change in fair value	329
Balance as of June 30, 2024	$1,671

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$3,242
Change in fair value	(1,571)
Balance as of June 30, 2024	$1,671

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities (Level 3)

As of June 30, 2025, the Company held investments in loans and securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the unaudited condensed consolidated statements of comprehensive loss. Declines in fair value due to credit are reflected in other expenses, net on the unaudited condensed consolidated statements of operations.

The Company held investments in securities under the fair value option. These assets are measured using a discounted cash flow methodology, while also considering market data as it become available, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. The initial fair value measurement and subsequent measurement changes in fair value in the period are reflected in the other expenses, net on the unaudited condensed consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$641,617	$825,121	$663,189	$626,368
Transfer from Level 2	—	—	—	10,469
Additions	182,259	146,821	248,978	406,696
Cash received	(60,706)	(19,559)	(108,016)	(42,572)
Gain on sale of Investments in loans and securities	2,699	—	8,593	—
Change in accrued interest on investments	5,659	—	8,937	—
Change in fair value (OCI)	(5,849)	(45,905)	(21,795)	(67,632)
Credit-related impairment loss, net of recoveries	(28,944)	(53,060)	(63,151)	(79,911)
Balance, end of period	$736,735	$853,418	$736,735	$853,418

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

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the loans and securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.0%	15.0%	5.0%	15.0%	15.0%
Loss rate	5.8%	34.1%	17.6%	5.8%	34.1%	19.5%
Prepayment rate	0.0%	39.0%	13.3%	0.0%	40.0%	9.4%

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees and other receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$242,033	$242,033	$—	$—	$242,033
Fees and other receivables	149,184	—	78,499	70,684	149,183
Investments in other loans and receivables	1,765	—	—	1,765	1,765
Liabilities:
Long-term debt	$314,547	$—	$—	$346,702	$346,702
Exchangeable notes	147,526	—	283,462	—	283,462
Secured borrowing	265,557	—	—	269,706	269,706

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$226,518	$226,518	$—	$—	$226,518
Fees and other receivables (1)	127,114	—	63,143	63,971	127,114
Investments in other loans and receivables	4,893	—	—	4,893	4,893
Liabilities:
Long-term debt	$321,317	$—	$—	$366,396	$366,396
Exchangeable notes	146,342	—	163,360	—	163,360
Secured borrowing	176,089	—	—	177,554	177,554

(1) Accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of June 30, 2025, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of June 30, 2025, the Company had 5,000,000 Preferred Shares outstanding, 64,873,392 Class A Ordinary Shares outstanding and 11,288,577 Class B Ordinary Shares outstanding.

The rights of the holders of each class of Ordinary Shares are identical, except with respect to voting. Each Class A Ordinary Share is entitled to one vote per share. Each Class B Ordinary Share is entitled to 10 votes per share. Class B Ordinary Shares may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to a Class A Ordinary Share.

As of June 30, 2025 and December 31, 2024, the Company had reserved ordinary shares for future issuance as follows:

	June 30, 2025	December 31, 2024
Share options	3,466,678	4,042,901
Options to restricted shares	19,909,511	19,948,408
RSUs	3,321,903	3,009,918
Ordinary share warrants	3,123,714	2,372,858
Redeemable convertible preferred shares	5,000,000	5,000,000
Exchangeable notes	11,434,704	11,434,704
Shares available for future grant of equity awards(1)	9,951,916	8,121,438
Shares reserved for issuance under the ESPP	776,837	832,713
Total shares of ordinary share reserved	56,985,263	54,762,940
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

As of June 30, 2025, there were 433,942 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,900 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, 1,047,706 warrants expiring in September 2034 with an exercise price of $0.01 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants) with an exercise price of $138 per share to purchase one Class A Ordinary Share.

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

The following table summarized the Company’s share option activity during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	4,042,901	$7.5	6.7	$7,335
Granted	2,500	9.7
Exercised	(494,281)	6.7
Forfeited	(84,442)	30.6
Balance, June 30, 2025	3,466,678	$7.0	6.2	$49,532
Vested and exercisable, June 30, 2025	2,674,214	$4.6	5.4	$44,788

The weighted-average grant-date fair value of options granted was approximately $9.70 for the six months ended June 30, 2025 and there was no grant of share options during the six months ended June 30, 2024. The aggregate intrinsic value of options exercised was approximately $7.2 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. The total grant date fair value of share options vested for the six months ended June 30, 2025 and 2024, was $3.2 million and $13.9 million, respectively.

The assumptions used to estimate the fair value of share options granted for the six months ended June 30, 2025 were as follows:

Expected volatility	105.4%
Expected term (in years)	5.6
Risk free interest	4.1%
Dividend yield	0.0%

As of June 30, 2025, unrecognized compensation expense related to unvested share options was approximately $10.7 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

Restricted Stock Units (RSUs)—RSUs for new employees generally vest over two years of the employment commencement date with 50% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the remaining twelve months. RSUs for existing employees are granted periodically and generally vest quarterly over periods of 1 to 4 years. Unvested RSUs are forfeited at termination of employment. Any RSUs that are forfeited become available for future grants.

The following table summarized the Company’s RSU activity during the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,009,918	$12.0
Granted	2,189,950	10.3
Vested	(1,551,536)	11.7
Forfeited	(326,429)	11.0
Unvested at June 30, 2025	3,321,903	$11.1

As of June 30, 2025, unrecognized compensation expense related to RSUs was approximately $30.5 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021. See Note 16 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.

The following table summarized the Company’s options to restricted shares activity during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	19,948,408	$19.4	6.2	$—
Granted	—	—
Exercised	(13,628)	13.9
Forfeited	(25,269)	34.1
Balance, June 30, 2025	19,909,511	$19.3	5.7	—
Vested and exercisable, June 30, 2025	16,554,033	$19.3	5.7	$—

At June 30, 2025, unrecognized compensation expense related to options to restricted shares was approximately $8.0 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the six months ended June 30, 2025, 55,876 shares were issued under the ESPP. As of June 30, 2025, 776,837 shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology, data and product development	$1,326	$3,069	$2,423	$5,974
Sales and marketing	8,731	3,867	13,511	6,719
General and administrative	8,171	11,108	15,466	20,826
Total	$18,228	$18,044	$31,400	$33,519

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

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s effective tax rates for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (Loss) before income taxes	$21,541	$(68,167)	$21,493	$(94,826)
Income tax expense	4,978	14,512	2,438	19,515
Effective tax rate	23.1%	NM	11.3%	NM
NM: Not Meaningful

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The change in the effective tax rate was primarily due to discrete tax expenses related to a change in uncertain tax positions in the three and six months ended June 30, 2025. The difference between the effective tax rate and the statuary tax rate in Israel mainly related to a change in valuation allowance in Israel, tax expenses in the United States, and a change in uncertain tax positions.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our effective tax rate and cash tax position on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for three and six months ended June 30, 2025

NOTE 14 - EARNINGS (LOSS) PER SHARE

The following tables set forth the calculation of basic and diluted earnings (loss) per share attributable to ordinary shareholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Basic EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd.	$16,655	$24,548
Less: Undistributed earnings allocated to preferred shares	1,017	1,509
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$15,638	$23,039
Denominator:
Weighted average shares used for earnings per ordinary share, basic	76,873,529	76,347,801
Earnings per share attributable to ordinary shareholders, basic	$0.20	$0.30

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$15,638	$23,039
Denominator:
Shares used in computation of basic earnings per share	76,873,529	76,347,801
Ordinary share warrants	785,289	785,062
Share options	705,685	289,132
Unvested RSUs	1,264,668	852,798
Ordinary shares upon employee stock purchase plan	38,464	26,317
Weighted average shares used for earnings per ordinary share, diluted	79,667,635	78,301,110
Earnings per share attributable to ordinary shareholders, diluted	$0.20	$0.29

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(74,785)	$(96,008)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	71,765,884	68,113,860
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.04)	$(1.41)

EPS for Class B ordinary shares is not presented separately, as under the two-class method, the EPS for Class A and Class B shares are the same.

The following potentially dilutive outstanding securities as of June 30, 2025 and 2024 were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods:

	June 30,
	2025	2024
Share options	914,710	3,539,256
Options to restricted shares	19,909,511	20,025,410
RSUs	82,509	3,754,702
Redeemable convertible preferred shares	—	5,000,000
Ordinary share warrants	1,229,166	2,016,321
Exchangeable notes(1)	11,434,704	—
Net potential dilutive outstanding securities	33,570,600	34,335,689
(1) For the three and six months ended June 30, 2025, the potential shares from exchangeable notes were excluded from the diluted EPS calculation as the incremental interest expense, net of tax, and the related shares would not be dilutive under the if-converted method.

NOTE 15 - SUBSEQUENT EVENTS

Senior Notes Issuance

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, completed the issuance of $500 million aggregate principal amount of Senior Unsecured Notes (“Senior Notes”) due 2030. The Senior Notes will accrue interest at a rate of 8.875% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The Senior Notes will mature on August 1, 2030, unless earlier repurchased or redeemed. The Senior Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and each of the Company’s subsidiaries (other than Pagaya US) that is a guarantor under its existing credit agreement (collectively, the “Guarantors”). The Senior Notes and the related note guarantees will be senior unsecured obligations of Pagaya US and the Guarantors.

The Company used the net proceeds from the Senior Notes to repay amounting to $332.1 million of outstanding principal of long-term debt on July 28, 2025. Additionally, the Company has repaid $58.1 million of secured borrowing as of August 7, 2025 and has indicated its intention to repay additional secured borrowings. As a result of these transactions, the Company has incurred a loss of $24 million, related to the write-off of deferred issuance costs and early payment penalty associated with the long-term debt. The new borrowings, repayments and pro-forma balances of long-term debt, secured borrowings and Senior Notes, as of the date of August 7, 2025 were as follows ($ in thousands):

	June 30, 2025	Weighted Average Interest Rate(1)	New Borrowing(2)	Repayments	Pro-forma
	As Reported
Long-term debt(3)	$332,125	11.95%	$—	$(332,125)	$—
Secured borrowing(3)	267,647	15.14%	—	(58,118)	209,529
Senior notes	—	8.875%	500,000	—	500,000
Total	$599,772		$500,000	$(390,243)	$709,529
(1) Interest rates as of June 30, 2025 for long-term debt and secured borrowing.
(2) Excluding underwriting fees of $7.5 million
(3) Excluding debt issuance costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited annual consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025 (“our Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this section “we,” “us,” “our” and “Pagaya” refer to Pagaya Technologies Ltd.

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

Emerging Growth Company Status

On the last business day of the second quarter in 2025, the aggregate market value of the Company’s ordinary Class A shares held by non-affiliate shareholders exceeded $700 million. As a result, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act for filings beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2025, and we will cease to be an “emerging growth company” as of December 31, 2025. Due to the loss of emerging growth company status, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of our internal controls over financial reporting in our annual report for the fiscal year ended December 31, 2025. The transition to large accelerated filer status will also subject the Company to accelerated filing deadlines and additional disclosure requirements, which will further align our reporting with other large US companies for even greater transparency.

Foreign Private Issuer Status

The Company was previously classified as a “foreign private issuer” (“FPI”) under SEC rules; however, as of June 30, 2025, the Company determined that it no longer satisfied the criteria to be an FPI. Consequently, we will be required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act. There will be no material adjustments required as a result of this adjustment since we have decided to voluntarily file on U.S. domestic issuer forms with the SEC beginning in 2024. Since then, the Company has been filing its quarterly reports on Form 10-Q, current reports on Form 8-K, and its annual reports on Form 10-K. In addition, the Company has been complying with Regulation FD and the SEC’s proxy rules, with the exception of the “short-swing” profit recovery provisions of Section 16 of the Exchange Act. Beginning on January 1, 2026, our officers, directors, and principal shareholders will be subject to the “short-swing” profit recovery provisions of Section 16 of the Exchange Act with respect to their purchases and sales of the Ordinary Shares.

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
Key Factors Affecting Our Performance
Expanded Usage of Our Network by Our Existing Partners
Our AI technology typically enables Partners to convert a larger proportion of their application volume into originated loans, enabling them to expand their ecosystem and generate incremental revenues. Our Partners have historically seen rapid scaling of origination volume on our network shortly after onboarding and the contribution of Pagaya’s network to Partners’ total origination volume tends to increase over time. Additionally, we continue to introduce and develop new lines of business, asset types, and products and services, enabling Partners to expand their relationship with Pagaya and further increase origination volumes.

Adoption of Our Network by New Partners
1 Our proprietary technology uses machine learning models as a subset of artificial intelligence that go through extensive testing, validation, and governance processes before they can be used or modified. The machine learning models are static and do not have the ability to self-correct, self-improve, and/or learn over time. Any change to the models requires human intervention, testing, validation, and governance approvals before a change can be made.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $2.9 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the six months ended June 30, 2025, our top 5 ABS investors contributed approximately 52% of our total ABS funding compared to 54% in the year ended December 31, 2024.

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
Impact of Macroeconomic Cycles and Global and Regional Conditions

We expect economic cycles to affect our financial performance and related metrics. Macroeconomic conditions, including persistent inflation, elevated interest rates, supply chain constraints, geopolitical tensions, climate-related disruptions, and evolving global conflicts, may affect consumer demand for financial products, our Partners’ ability to generate and convert customer application volume, and the availability and cost of funding from investors through our Financing Vehicles. The war in

Israel and Gaza, which escalated following the October 7, 2023, attacks by a terrorist organization primarily based in the Gaza Strip, remains a source of uncertainty. While the conflict has not materially disrupted our operations to date, its potential to intensify or expand, coupled with related instability in the Middle East, could adversely impact regional and global economic conditions, energy prices, and investor confidence. Such developments may increase volatility in financial markets, elevate operating costs, or constrain funding availability, potentially affecting our business, financial condition, results of operations, and prospects. We continue to monitor the situation closely, though no significant direct impact has been observed as of the date of this Report. The Russia-Ukraine conflict, ongoing since February 2022, persists with no clear resolution as of mid-2025. While we have not experienced material impacts on our business from this conflict, prolonged hostilities or further escalation, such as expanded sanctions, disruptions to energy markets, or broader economic fallout, could exacerbate global inflationary pressures and supply chain challenges. These factors may indirectly influence consumer credit demand, investor appetite for risk assets, and our Network Volume. We assess this risk as manageable but remain vigilant given its potential to contribute to wider economic disruptions.

Macroeconomic pressures, including sustained high interest rates and inflation, continue to shape our operating environment. Central banks, including the Federal Reserve, have maintained elevated rates into mid-2025 to combat inflationary trends, increasing borrowing costs and potentially straining borrowers’ ability to service debt. This could lead to higher delinquencies, defaults, and charge-offs, reducing investor returns and dampening demand for assets generated on our platform. Inflation, though moderating from its 2022-2023 peak, remains above historical norms, driving up operating costs such as employee compensation, financing expenses, and technology investments. These pressures have been partially offset by operational efficiencies and growth in application volume from our Partners, supporting net growth in Network Volume despite a higher cost of capital. Global supply chain disruptions, exacerbated by geopolitical tensions and extreme weather events linked to climate change, continue to challenge economic stability. These disruptions may indirectly affect our Partners’ ability to serve customers and could increase costs across our network. Meanwhile, the elevated risk-free rate environment has shifted investor preferences, with some favoring safer assets over consumer credit. While our ability to raise funding remains intact, the cost of capital has risen, necessitating adjustments in conversion ratios to meet investor return expectations. Strong Partner application volume has mitigated this impact, sustaining Network Volume growth through 2024 and into mid-2025. Adverse developments in the financial sector, such as regional bank stresses, liquidity concerns, or prolonged U.S. federal debt ceiling debates, could further complicate our operating landscape. In 2024, isolated bank failures and downgrades sparked temporary market volatility, though our direct exposure remains limited. Should these events escalate into systemic liquidity issues, they could impair our Partners’ and counterparties’ ability to meet obligations, disrupt funding flows, or destabilize financial markets, adversely affecting our performance. Similarly, ongoing trade tensions, particularly between the U.S. and China, and potential tariff escalations could introduce additional uncertainty, though we have not yet seen significant effects on our operations. Economic downturns or prolonged uncertainty may pressure the performance of assets acquired by Financing Vehicles from our network. However, these conditions also provide valuable data to refine our AI technology, enhancing our ability to adapt to shifting market dynamics and deliver value to Partners and investors. Historical events like the COVID-19 pandemic and the current inflationary period have underscored the resilience of our platform, validating its outcomes even amid volatility. For a detailed discussion of uncertainties and other factors that could impact our operating results, see “Risk Factors” section in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Network Volume	$2,648	$2,331	$5,048	$4,750

Network Volume
We believe the Network Volume metric to be a helpful indicator for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. In addition, Network Volume directly influences Fee Revenue Less Production Cost (FRLPC), a key non-GAAP measure we use to assess operational efficiency. While maintaining a focus on profitable growth, which may result in a different targeted volume mix, we believe the growth in Network Volume highlights the scalability of our business, which, in turn, affects our operational leverage and profitability. Network Volume is primarily driven by our relationships with our Partners and SFR Partners. We believe Network Volume has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. As a result, when viewed in combination with financial profitability metrics, the expansion of Network Volume provides insights into the effectiveness of our business strategies and the ability to leverage operational efficiencies across different asset classes. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, residential real estate, and point-of-sale receivables.
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

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Revenue from fees	$317,714	$242,594	$600,418	$479,598
Other Income
Interest income	10,739	8,193	18,415	15,937
Investment (loss) income, net	(2,055)	(443)	(2,446)	85
Total Revenue and Other Income	326,398	250,344	616,387	495,620
Production costs	191,465	145,602	358,548	290,483
Technology, data and product development (1)	18,455	21,935	37,899	41,315
Sales and marketing (1)	19,660	13,331	29,254	23,588
General and administrative (1)	40,349	64,449	86,532	127,517
Total Costs and Operating Expenses	269,929	245,317	512,233	482,903
Operating Income	56,469	5,027	104,154	12,717
Other expenses, net	(34,928)	(73,194)	(82,661)	(107,543)
Income (Loss) Before Income Taxes	21,541	(68,167)	21,493	(94,826)
Income tax expense	4,978	14,512	2,438	19,515
Net Income (Loss) Including Noncontrolling Interests	16,563	(82,679)	19,055	(114,341)
Less: Net loss attributable to noncontrolling interests	(92)	(7,894)	(5,493)	(18,333)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$16,655	$(74,785)	$24,548	$(96,008)

Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$16,655	$(74,785)	$24,548	$(96,008)
Less: Undistributed earnings allocated to preferred shares	1,017	—	1,509	—
Net income (loss) attributable to Pagaya Technologies Ltd.’s ordinary shares	$15,638	$(74,785)	$23,039	$(96,008)
Earnings (loss) per share attributable to Pagaya Technologies Ltd.’s ordinary shares:
Basic	$0.20	$(1.04)	$0.30	$(1.41)
Diluted	$0.20	$(1.04)	$0.29	$(1.41)
Weighted average shares outstanding:
Basic	76,873,529	71,765,884	76,347,801	68,113,860
Diluted	79,667,635	71,765,884	78,301,110	68,113,860

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology, data and product development	$1,326	$3,069	$2,423	$5,974
Sales and marketing	8,731	3,867	13,511	6,719
General and administrative	8,171	11,108	15,466	20,826
Total share-based compensation in operating expenses	$18,228	$18,044	$31,400	$33,519
Comparison of Three Months Ended June 30, 2025 and 2024
Total Revenue and Other Income

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$317,714	$242,594	$75,120	31%
Interest income	10,739	8,193	2,546	31%
Investment loss, net	(2,055)	(443)	(1,612)	(364)%
Total Revenue and Other Income	$326,398	$250,344	$76,054	30%

Total revenue and other income, increased by $76.1 million, or 30%, to $326.4 million for the three months ended June 30, 2025 from $250.3 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in revenue from fees and interest income, partially offset by an increase in investment loss, net.

Revenue from fees for the three months ended June 30, 2025 increased by $75.1 million, or 31%, to $317.7 million, compared to the same period in 2024. The increase was primarily due to a $64.1 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $221.8 million for the three months ended June 30, 2024 to $285.9 million for the three months ended June 30, 2025. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 13.6% from $2.3 billion for the three months ended June 30, 2024 to $2.6 billion for the three months ended June 30, 2025. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS and forward flow transactions during the three months ended June 30, 2025.

Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $11.0 million from $20.8 million for the three months ended June 30, 2024 to $31.8 million for the three months ended June 30, 2025, reflecting an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income increased by $2.5 million, or 31%, to $10.7 million for the three months ended June 30, 2025 from $8.2 million for the three months ended June 30, 2024. The increase in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The increase in interest income was primarily the result of changes in structure and composition of asset portfolio.
Investment loss increased by $1.6 million to $2.1 million for the three months ended June 30, 2025, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Production costs	$191,465	$145,602
Technology, data and product development	18,455	21,935
Sales and marketing	19,660	13,331
General and administrative	40,349	64,449
Total Costs and Operating Expenses	$269,929	$245,317

Production Costs

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production costs	$191,465	$145,602	$45,863	31%

Production costs increased by $45.9 million, or 31%, to $191.5 million for the three months ended June 30, 2025 from $145.6 million for the three months ended June 30, 2024. This increase was due to an increase in the Network Volume attributable to business growth in addition to the composition of the asset classes that make up our Network Volume.

Technology, Data and Product development

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$18,455	$21,935	$(3,480)	(16)%

Technology, data and product development costs for the three months ended June 30, 2025 decreased $3.5 million, or 16%, compared to the same period in 2024. The decrease was driven by a $2.0 million decrease in compensation expenses and a $1.9 million decrease in depreciation expense, including impairment charges for capitalized software development costs, partially offset by a $0.6 million increase in amortization of intangible assets.

During the three months ended June 30, 2025 and 2024, we capitalized $4.0 million and $5.9 million of software development costs, respectively. Depreciation expense, including impairment charges for capitalized software development costs was $5.9 million and $7.9 million during the three months ended June 30, 2025 and 2024, respectively.

Sales and Marketing

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$19,660	$13,331	$6,329	47%
Sales and marketing costs for the three months ended June 30, 2025 increased by $6.3 million, compared to the same period in 2024. The increase was primarily driven by higher compensation expenses, including shared-based compensation.

General and Administrative

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$40,349	$64,449	$(24,100)	(37)%

General and administrative costs for the three months ended June 30, 2025 decreased by $24.1 million, or 37%, compared to the same period in 2024. The decrease was primarily driven by a $11.4 million lower loss from loan purchases and a $8.8 million decrease in compensation expenses during the three months ended June 30, 2025.

Other Expense, Net

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(34,928)	$(73,194)	$38,266	52%

Other expense, net for the three months ended June 30, 2025 decreased $38.3 million compared to the same period in 2024. The decrease was primarily due to a $38.0 million decrease in credit-related impairment loss on certain investments from $53.6 million in the prior period to $15.6 million in the current period, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. Of the credit-related impairment loss of $15.6 million in the current period, $1.9 million is attributable to the noncontrolling interest in certain VIEs and accordingly, is not attributable to Pagaya Shareholders. Also contributing to the decrease was $2.8 million of gain from sales of certain investments in the current period, and a favorable impact of $2.2 million from a release of contingent liability associated with the acquisition of Theorem. These decreases were partially offset by higher interest expenses of $1.5 million.

Income Tax Expense

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax expense	$4,978	$14,512	$(9,534)	(66)%
Income tax expense for the three months ended June 30, 2025 decreased $9.5 million, compared to the same period in 2024. The decrease was primarily driven by a decrease in discrete tax expenses during the three months ended June 30, 2025.
Net Loss Attributable to Noncontrolling Interests

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(92)	$(7,894)	$7,802	99%
Net loss attributable to noncontrolling interests for the three months ended June 30, 2025 decreased $7.8 million compared to the same period in 2024. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net loss of the consolidated VIEs to which we had no economic right and was the result of a lower credit-related impairment loss of $7.3 million on the risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
Comparison of Six Months Ended June 30, 2025 and 2024

Total Revenue and Other Income

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$600,418	$479,598	$120,820	25%
Interest income	18,415	15,937	2,478	16%
Investment (loss) income, net	(2,446)	85	(2,531)	(2978)%
Total Revenue and Other Income	$616,387	$495,620	$120,767	24%
Total revenue and other income, increased by $120.8 million, or 24%, to $616.4 million for the six months ended June 30, 2025 from $495.6 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in revenue from fees, partially offset by a decrease in investment (loss) income.
Revenue from fees for the six months ended June 30, 2025 increased by $120.8 million, or 25%, to $600.4 million, compared to the same period in 2024. The increase was primarily due to a $102.3 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $437.1 million for the six months ended June 30, 2024 to $539.3 million for the six months ended June 30, 2025. The increase in Network AI fees was primarily driven by improved economics of AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 6% from $4.8 billion for the six months ended June 30, 2024 to $5.0 billion for the six months ended June 30, 2025. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS and forward flow transactions during the six months ended June 30, 2025.
Contract fees, comprised of administration and management fees and performance fees, increased by $18.6 million from $42.5 million for the six months ended June 30, 2024 to $61.1 million for the six months ended June 30, 2025. This increase was due to higher net asset values of assets held by certain Financing Vehicles driven by continued business growth, and an increase in performance fees, as the prior period included a reversal of performance fees.
Interest income increased by $2.5 million, or 16%, to $18.4 million for the six months ended June 30, 2025 from $15.9 million for the six months ended June 30, 2024. The increase in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The increase in interest income was primarily the result of changes in structure and composition of asset portfolio.

Investment (loss) income decreased by $2.5 million to a loss of $2.4 million for the six months ended June 30, 2025 from an income of $0.1 million for six months ended June 30, 2024, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Production costs	$358,548	$290,483
Technology, data and product development	37,899	41,315
Sales and marketing	29,254	23,588
General and administrative	86,532	127,517
Total Costs and Operating Expenses	$512,233	$482,903

Production Costs

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production costs	$358,548	$290,483	$68,065	23%
Production costs increased by $68.1 million, or 23%, to $358.5 million for the six months ended June 30, 2025 from $290.5 million for the six months ended June 30, 2024. This increase was due to an increase in the Network Volume attributable to business growth in addition to the composition of the asset classes that make up our Network Volume.

Technology, Data and Product Development

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$37,899	$41,315	$(3,416)	(8)%

Technology, data and product development costs for the six months ended June 30, 2025 decreased $3.4 million, or 8%, compared to the same period in 2024. This decrease was primarily driven by a $4.3 million decrease in compensation expense and a $1.3 million decrease in depreciation expense, including impairment charges for capitalized software development costs, partially offset by a $1.2 million increase in amortization of intangible assets and a $0.7 million increased in cloud server expenses.

During the six months ended June 30, 2025 and 2024, we capitalized $8.4 million and $12.2 million of software development costs, respectively. Depreciation expense, including impairment charges for capitalized software development costs was $12.2 million and $13.5 million during the six months ended June 30, 2025 and 2024, respectively.

Sales and Marketing

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$29,254	$23,588	$5,666	24%

Sales and marketing costs for the six months ended June 30, 2025 increased by $5.7 million compared to the same period in 2024. The increase was primarily driven by higher compensation expenses, including shared-based compensation.

General and Administrative

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$86,532	$127,517	$(40,985)	(32)%

General and administrative costs for the six months ended June 30, 2025 decreased by $41.0 million, compared to the same period in 2024. The decrease was primarily driven by a $14.6 million decrease in loss from loan purchases, a $13.9 million decrease in transaction costs charged to general and administrative costs, and a $10.7 million decrease in compensation expense.

Other Expense, Net

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(82,661)	$(107,543)	$24,882	23%
Other expense, net for the six months ended June 30, 2025 decreased $24.9 million, compared to the same period in 2024. The decrease was primarily due to a $24.2 million decrease in credit-related impairment loss on certain investments from $76.4 million in the prior period to $52.2 million in the current period, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value. Of the credit-related impairment loss of $52.2 million in the current period, $8.7 million is attributable to the noncontrolling interest in certain VIEs, and accordingly, is not attributable to Pagaya Shareholders. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” Also contributing to the decrease was $8.7 million of gain from sales of certain investments in the current period, and a favorable impact of $5.4 million from a release of contingent liability associated with the acquisition of Theorem. Theses decreases were partially offset by higher interest expenses of $7.6 million and an unfavorable impact from the change in fair value of warrant liability of $3.1 million.
Income Tax Expense

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,438	$19,515	$(17,077)	(88)%
Income tax expense for the six months ended June 30, 2025 decreased $17.1 million, compared to the same period in 2024. The decrease was primarily driven by a decrease in discrete tax expenses during the six months ended June 30, 2025.

Net Loss Attributable to Noncontrolling Interests

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(5,493)	$(18,333)	$12,840	70%
Net loss attributable to noncontrolling interests for the six months ended June 30, 2025 decreased by $12.8 million, or 70%, compared to the same period in 2024. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net loss of the consolidated VIEs to which we had no economic right and was the result of a lower credit-related impairment loss of $12.7 million on the risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Other Expense, Net.”
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

FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 are summarized below ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fee Revenue Less Production Cost (FRLPC)	$126,249	$96,992	$241,870	$189,115
Fee Revenue Less Production Costs % (FRLPC %)	4.8%	4.2%	4.8%	4.0%
Adjusted Net Income	$50,624	$7,188	$103,813	$20,519
Adjusted EBITDA	$86,283	$50,305	$165,866	$90,120
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

The following tables present reconciliations of FRLPC to Operating Income, and Adjusted EBITDA to Net Income Attributable to Pagaya Technologies Ltd., in each case the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Income	$56,469	$5,027	$104,154	$12,717
Add: Technology, data and product development	18,455	21,935	37,899	41,315
Add: Sales and marketing	19,660	13,331	29,254	23,588
Add: General and administrative	40,349	64,449	86,532	127,517
Less: Interest income	10,739	8,193	18,415	15,937
Less: Investment (loss) income, net	(2,055)	(443)	(2,446)	85
Fee Revenue Less Production Costs (FRLPC)	$126,249	$96,992	$241,870	$189,115
Network Volume (in millions)	$2,648	$2,331	$5,048	$4,750
Fee Revenue Less Production Costs % (FRLPC %)	4.8%	4.2%	4.8%	4.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$16,655	$(74,785)	$24,548	$(96,008)
Adjusted to exclude the following:
Share-based compensation	18,228	18,044	31,400	33,519
Fair value adjustment to contingent liability	(2,205)	—	(5,389)	—
Fair value adjustment to warrant liability	479	329	1,578	(1,571)
Impairment loss on certain investments, net	15,011	58,179	44,522	77,662
Write-off of capitalized software	—	2,561	—	2,561
Restructuring expenses	263	2,725	1,225	3,545
Transaction-related expenses	9	135	23	535
Non-recurring expenses	2,184	—	5,906	276
Adjusted Net Income	$50,624	$7,188	$103,813	$20,519
Adjusted to exclude the following:
Interest expenses	23,088	21,563	44,300	36,727
Income tax expenses	4,978	14,512	2,438	19,515
Depreciation and amortization	7,593	7,042	15,315	13,359
Adjusted EBITDA	$86,283	$50,305	$165,866	$90,120

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the principal sources of liquidity were cash, cash equivalents, current and non-current restricted cash of $242.0 million and $226.5 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowings, including repurchase agreements. We may also raise additional capital, including through borrowings under the credit facility (see further description of the credit facility below in the section titled “Credit Agreement”) or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Senior Note Issuance,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowings, or equity financing. The rates, terms, covenants and availability of such additional financing is not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI Technology.

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

As of August 6, 2025, the price of our Class A Ordinary Shares was $31.36 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.

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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$91,777	$27,004
Net cash used in investing activities	$(152,192)	$(342,330)
Net cash provided by financing activities	$74,652	$362,434
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of June 30, 2025, we had 524 employees compared to 591 on June 30, 2024. During the the first and second quarters of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the six months ended June 30, 2025 was $91.8 million, an increase of $64.8 million from net cash provided by operating activities of $27.0 million for the same period in 2024. This reflects our net income including noncontrolling interests of $19.1 million, adjusted for non-cash charges of $103.8 million, and net cash outflows of $31.1 million from changes in our operating assets net of operating liabilities.

Non-cash charges during six months ended June 30, 2025 primarily consisted of (1) impairment losses on investments in loans and securities, which decreased by $25.4 million compared to the same period in 2024, driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, of which $8.7 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $2.1 million compared to the same period in 2024,, (3) depreciation and amortization, which increased by $2.0 million compared to the same period in 2024, primarily from capitalized software, and (4)

fair value adjustment to warrant liability, which increased by $3.1 million compared to the same period in 2024, driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities decreased by $43.2 million to net cash outflows of $31.1 million for the six months ended June 30, 2025 compared to net cash inflows of $12.1 million for the same period in 2024.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the six months ended June 30, 2025, net cash used in investing activities totaled $152.2 million, primarily driven by purchases of risk retention assets. These purchases of risk retention assets amounted to $274.1 million, a decrease of $134.3 million compared to the prior period, driven by diversified funding channels, including asset-backed securitization, pass-through and forward flow transactions, in the current period. This cash outflow was partially offset by proceeds received from existing risk retention assets, which totaled $129.4 million, an increase of $53.6 million compared to the prior period.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities of $74.7 million was primarily attributable to $244.9 million of proceeds from secured borrowing, partially offset by $156.9 million of repayments made to secured borrowing and $8.9 million of repayments made to long-term debt.

Indebtedness

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-months Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-months Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of June 30, 2025, the outstanding principal balance under the CIA Facility and ALPF Facility was $70.8 million, which is recorded within secured borrowing on the consolidated balance sheet.

In June 2025, Pagaya Receivables LLC, a wholly-owned subsidiary, repaid the outstanding balance of a 3-year loan facility (the “SVB Receivables Facility) and terminated the related LSA Agreement, which was originally executed in October 2022. Borrowings under the SVB Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%. As of December 31, 2024, the outstanding principal balance under the SVB Receivable Facility was $31.9 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

Senior Notes Issuance

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, completed the issuance of $500 million aggregate principal amount of Senior Unsecured Notes (“Senior Notes”) due 2030. The Senior Notes will accrue interest at a rate of 8.875% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The Senior Notes will mature on August 1, 2030, unless earlier repurchased or redeemed. The Senior Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and each of the Company’s subsidiaries (other than Pagaya US) that is a guarantor under its existing credit agreement (collectively, the “Guarantors”). The Senior Notes and the related note guarantees will be senior unsecured obligations of Pagaya US and the Guarantors.

The Senior Notes will be redeemable at the option of Pagaya US. At any time prior to August 1, 2027, Pagaya US may redeem the Senior Notes, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the Senior Notes plus a make-whole premium described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On and after August 1, 2027, Pagaya US may redeem the Notes, in whole or in part, at the redemption prices set forth in the Indenture.

In addition, at any time prior to August 1, 2027, Pagaya US may, from time to time, redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price set forth in the Indenture, if not less than 50% of the aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering.

The Company used the net proceeds from the Senior Notes to repay amounting to $332.1 million of outstanding principal of long-term debt on July 28, 2025. Additionally, the Company has repaid $58.1 million of secured borrowing as of August 7, 2025 and has indicated its intention to repay additional secured borrowings. As a result of these transactions, the Company has incurred a loss of $24 million, related to the write-off of deferred issuance costs and early payment penalty associated with the long-term debt. The new borrowings, repayments and pro-forma balances of long-term debt, secured borrowings and Senior Notes, as of the date of August 7, 2025 were as follows ($ in thousands):

	June 30, 2025	Weighted Average Interest Rate(1)	New Borrowing(2)	Repayments	Pro-forma
	As Reported
Long-term debt(3)	$332,125	11.95%	$—	$(332,125)	$—
Secured borrowing(3)	267,647	15.14%	—	(58,118)	209,529
Senior notes	—	8.875%	500,000	—	500,000
Total	$599,772		$500,000	$(390,243)	$709,529
(1) Interest rates as of June 30, 2025 for long-term debt and secured borrowing.
(2) Excluding underwriting fees of $7.5 million
(3) Excluding debt issuance costs.

Exchangeable Notes

On October 1, 2024, Pagaya US issued $160 million in aggregate principal amount of 6.125% exchangeable notes due 2029 (the “Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The Company intends to use the net proceeds from the Notes to repay higher-cost debt and reduce interest expense, with the remainder allocated for general corporate purposes.

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

As of June 30, 2025, the Company had an outstanding balance of $314.5 million, which is recorded within long-term debt and current portion of long-term debt on the unaudited condensed consolidated balance sheet, and the Company had letters of credit issued in the amount of $20.5 million, and $37.5 million of remaining capacity available under the Revolving Credit Facility. As of June 30, 2025, the Company was in compliance with all covenants.

On July 28, 2025, the Company fully paid off the outstanding principal balance of long-term debt of $332.1 million using the proceeds from the issuance of Senior Notes, as discussed above.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of June 30, 2025, the total remaining contractual obligations are approximately $45.2 million, of which $9.7 million is for the next 12 months. From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services providers. As of June 30, 2025, the total remaining contractual obligations from this purchase commitment are approximately $2.1 million, of which $1.7 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. See Note 7 for details regarding when these obligations are due.
In the ordinary course of business, the Company may provide indemnifications or loss guarantees of varying scope and terms to customers and other third parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of June 30, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $86.9 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of June 30, 2025, $51.7 million has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.
For a discussion of our long-term debt obligations and operating lease obligations as of June 30, 2025, see Note 4 and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in market prices. Our market risk exposure primarily relates to fluctuations in credit risk. We are exposed to market risk directly through investments in loans and securities held on our unaudited condensed consolidated balance sheets and access to the securitization markets.

Credit Risk

Credit risk refers to the risk of loss arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including investments in loans, securitization notes and residual certificates on our unaudited condensed consolidated balance sheets, is dependent on the credit performance. To manage this risk, we monitor borrower payment performance and utilize our proprietary, AI-powered technology to evaluate individual loans in a manner that we believe is reflective of the credit risk.

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of June 30, 2025 and December 31, 2024, we were exposed to credit risk on $870 million and $764 million, respectively, of investments in loans and securities held on our unaudited condensed consolidated balance sheet, with $770 million and $659 million, respectively, representing net exposure exclusive of non-controlling interests. We have a portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, Tami Rosen, a director and the Company’s Chief Development Officer, entered into a new 10b5-1 Plan on May 29, 2025, with an end date of March 31, 2026, to sell a maximum aggregate of 149,610 shares.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on December 11, 2024 (incorporated by reference to Exhibit 3.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on December 12, 2024)

4.1	Indenture, dated as of July 28, 2025, by and among the Pagaya US, the Guarantors and the Trustee
4.2	Form of Global Note, representing Pagaya US’s 8.875% Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)
10.1	Amendment No. 3 to the Credit Agreement, dated as of July 28, 2025, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

PAGAYA TECHNOLOGIES LTD.

Date: August 7, 2025	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: August 7, 2025	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer