Form 10-Q
period 2025-09-30
Pagaya Technologies Ltd.
filed 2025-11-10
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the registrant had 69,107,363 Class A Ordinary Shares, no par value, outstanding; 11,288,577 Class B Ordinary Shares, no par value, outstanding; and 2,027,147 Series A Preferred Shares, no par value, outstanding.

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

iii

PART I - Financial Information
Item 1. Financial Statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$218,314	$187,921
Restricted cash and cash equivalents	46,453	38,597
Fees receivables (1)(2)	154,976	127,114
Investments in loans and securities (1)	887,736	778,409
Equity method and other investments	14,847	21,933
Right-of-use assets	32,166	36,876
Property, equipment and software, net	32,408	37,974
Goodwill	22,903	23,062
Intangible assets, net	9,091	12,821
Other assets (2)	36,482	26,365
Total Assets	$1,455,376	$1,291,072
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$5,064	$6,992
Accrued expenses and other liabilities	48,598	45,362
Operating lease liabilities	34,958	37,064
Income taxes payable and other tax liabilities	25,977	41,217
Warrant liability	7,379	893
Secured borrowing	131,525	176,089
Exchangeable notes	148,148	146,342
Long-term debt	487,789	321,317
Total Liabilities	889,438	775,276
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 2,027,147 and 5,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $60,814 and $150,000 as of September 30, 2025 and December 31, 2024, respectively.	30,103	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 68,839,327 and 61,227,672 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 11,288,577 and 12,652,310 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,380,535	1,282,022
Accumulated other comprehensive loss	(45,290)	(11,488)
Accumulated deficit	(896,950)	(944,043)
Total Pagaya Technologies Ltd. shareholders’ equity	438,295	326,491
Noncontrolling interests	97,540	115,055
Total shareholders’ equity	535,835	441,546
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,455,376	$1,291,072
(1) Accrued interest receivable of $14.3 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.
(2) See Note 9 for additional information regarding the transactions with related parties.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Revenue from fees (1)	$339,887	$249,283	$940,305	$728,881
Other Income
Interest income	14,918	8,735	33,333	24,672
Investment loss, net	(4,640)	(784)	(7,086)	(699)
Total Revenue and Other Income	350,165	257,234	966,552	752,854
Production costs	200,574	148,965	559,122	439,448
Technology, data and product development	18,236	16,655	56,135	57,970
Sales and marketing	14,453	11,440	43,707	35,028
General and administrative	36,944	57,790	123,476	185,307
Total Costs and Operating Expenses	270,207	234,850	782,440	717,753
Operating Income	79,958	22,384	184,112	35,101
Gains and (losses) on investments in loans and securities	(19,557)	(77,594)	(62,832)	(154,001)
Other expenses, net	(27,377)	(30,345)	(66,267)	(61,481)
Loss from extinguishment of debt	(24,961)	(200)	(25,457)	(200)
Income (Loss) Before Income Taxes	8,063	(85,755)	29,556	(180,581)
Income tax (benefit) expense	(15,210)	(11,524)	(12,772)	7,991
Net Income (Loss) Including Noncontrolling Interests	23,273	(74,231)	42,328	(188,572)
Less: Net income (loss) attributable to noncontrolling interests	728	(6,755)	(4,765)	(25,088)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$22,545	$(67,476)	$47,093	$(163,484)
Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$22,545	$(67,476)	$47,093	$(163,484)
Less: Undistributed earnings allocated to preferred shares	1,259	—	2,804	—
Net income (loss) attributed to Pagaya Technologies Ltd.’s ordinary shares	$21,286	$(67,476)	$44,289	$(163,484)
Earnings (loss) per share attributable to Pagaya Technologies Ltd.:
Basic	$0.27	$(0.93)	$0.57	$(2.35)
Diluted	$0.23	$(0.93)	$0.55	$(2.35)
Weighted average shares outstanding:
Basic	78,539,137	72,728,667	77,086,125	69,619,813
Diluted	91,046,530	72,728,667	80,945,983	69,619,813
(1) See Note 9 for additional information regarding the transactions with related parties.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss) Including Noncontrolling Interests	$23,273	$(74,231)	$42,328	$(188,572)
Other Comprehensive Income (Loss):
Unrealized non-credit related adjustments to investment securities	(13,088)	(19,179)	(34,580)	(86,273)
Comprehensive Income (Loss) Including Noncontrolling Interests	10,185	(93,410)	7,748	(274,845)
Less: Comprehensive loss attributable to noncontrolling interests	(135)	(6,552)	(5,543)	(20,485)
Comprehensive Income (Loss) Attributable to Pagaya Technologies Ltd.	$10,320	$(86,858)	$13,291	$(254,360)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – June 30, 2025	5,000,000	$74,250	76,161,969	$—	$1,319,312	$(33,065)	$(919,495)	$366,752	$101,227	$467,979
Issuance of ordinary shares upon exercise of share options	—	—	222,279	—	1,996	—	—	1,996	—	1,996
Issuance of ordinary shares upon vesting of RSUs	—	—	727,436	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	43,367	—	572	—	—	572	—	572
Issuance of ordinary shares upon conversion of preferred shares	(2,972,853)	(44,147)	2,972,853	—	44,147	—	—	44,147	—	44,147
Share-based compensation	—	—	—	—	14,508	—	—	14,508	—	14,508
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(3,552)	(3,552)
Other comprehensive income (loss)	—	—	—	—	—	(12,225)	—	(12,225)	(863)	(13,088)
Net income	—	—	—	—	—	—	22,545	22,545	728	23,273
Balance – September 30, 2025	2,027,147	$30,103	80,127,904	$—	$1,380,535	$(45,290)	$(896,950)	$438,295	$97,540	$535,835

Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of share options	—	—	730,188	—	5,381	—	—	5,381	—	5,381
Issuance of ordinary shares upon vesting of RSUs	—	—	2,445,638	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	99,243	—	1,164	—	—	1,164	—	1,164
Issuance of ordinary shares upon conversion of preferred shares	(2,972,853)	(44,147)	2,972,853	—	44,147	—	—	44,147	—	44,147
Share-based compensation	—	—	—	—	47,821	—	—	47,821	—	47,821
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(11,972)	(11,972)
Other comprehensive loss	—	—	—	—	—	(33,802)	—	(33,802)	(778)	(34,580)
Net income (loss)	—	—	—	—	—	—	47,093	47,093	(4,765)	42,328
Balance – September 30, 2025	2,027,147	$30,103	80,127,904	$—	$1,380,535	$(45,290)	$(896,950)	$438,295	$97,540	$535,835

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – June 30, 2024	5,000,000	$74,250	71,595,691	$—	$1,235,677	$(71,050)	$(638,645)	$525,982	$89,592	$615,574
Issuance of ordinary shares upon exercise of share options	—	—	250,881	—	1,736	—	—	1,736	—	1,736
Issuance of ordinary shares upon vesting of RSUs	—	—	390,712	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	59,145	—	665	—	—	665	—	665
Share-based compensation	—	—	—	—	13,890	—	—	13,890	—	13,890
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	516,512	—	6,894	—	—	6,894	—	6,894
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(2,574)	(2,574)
Other comprehensive income (loss)	—	—	—	—	—	(19,382)	—	(19,382)	203	(19,179)
Net loss	—	—	—	—	—	—	(67,476)	(67,476)	(6,755)	(74,231)
Balance – September 30, 2024	5,000,000	$74,250	72,812,941	$—	$1,258,862	$(90,432)	$(706,121)	$462,309	$80,466	$542,775

Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options	—	—	523,799	—	2,495	—	—	2,495	—	2,495
Issuance of ordinary shares upon vesting of RSUs	—	—	1,872,182	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	59,145	—	665	—	—	665	—	665
Share-based compensation	—	—	—	—	51,600	—	—	51,600	—	51,600
Issuance of ordinary shares, net of issuance costs of $5,312	—	—	7,500,000	—	89,956	—	—	89,956	—	89,956
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	814,569	—	12,232	—	—	12,232	—	12,232
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	2,815	2,815
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(7,892)	(7,892)
Other comprehensive income (loss)	—	—	—	—	—	(90,876)	—	(90,876)	4,603	(86,273)
Net loss	—	—	—	—	—	—	(163,484)	(163,484)	(25,088)	(188,572)
Balance – September 30, 2024	5,000,000	$74,250	72,812,941	$—	$1,258,862	$(90,432)	$(706,121)	$462,309	$80,466	$542,775

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$42,328	$(188,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method loss	7,086	699
Depreciation and amortization	22,951	20,475
Share-based compensation	44,982	45,852
Fair value adjustment to warrant liability	6,486	(358)
(Gains) and losses on investments in loans and securities (1)	65,473	157,513
Amortization of deferred costs	8,250	2,065
Loss from extinguishment of debt	18,585	—
Write-off of capitalized software and other assets	4,741	3,145
Loss on foreign exchange	1,092	4,178
Other non-cash items	—	367
Change in operating assets and liabilities:
Fees receivables (1)	(28,178)	(14,627)
Accrued interest on investments (1)	(28,467)	(16,818)
Right-of-use assets	4,598	1,462
Other assets	1,438	(8,213)
Accounts payable	4,597	4,607
Accrued expenses and other liabilities	2,737	4,121
Operating lease liability	(4,669)	(441)
Income taxes	(15,207)	4,442
Net cash provided by operating activities	158,823	19,897
Cash flows from investing activities
Proceeds from the sale/maturity/prepayment of:
Investments in loans and securities (1)	178,196	104,465
Equity method and other investments	—	31
Payments for the purchase of:
Investments in loans and securities	(361,070)	(538,727)
Property, equipment and software	(10,816)	(13,761)
Equity method and other investments	—	(125)
Other assets (2)	(16,000)	—
Acquisition of Theorem Technology, Inc., net of cash acquired	159	—
Net cash used in investing activities	(209,531)	(448,117)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	—	89,956
Proceeds from long-term debt	500,000	244,725
Proceeds from secured borrowing	263,484	254,895
Proceeds received from noncontrolling interests	—	2,815
Proceeds from revolving credit facility	—	59,000
Proceeds from exercise of stock options and stock purchase plan	6,545	3,160
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	—	11,865
Distributions made to noncontrolling interests	(11,972)	(7,892)
Payments made to revolving credit facility	—	(134,000)
Payments made to secured borrowing	(310,844)	(117,883)
Payments made to long-term debt	(347,643)	(9,563)
Payments for debt issuance costs	(12,660)	(7,974)
Payments for deferred offering costs	—	(1,198)

Net cash provided by financing activities	86,910	387,906
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	2,047	(1,180)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	38,249	(41,494)
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	226,518	222,541
Cash and cash equivalents, and restricted cash and cash equivalents, end of period	$264,767	$181,047
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents within the unaudited condensed consolidated balance sheet to the amounts shown in the statements of cash flow above:

Cash and cash equivalents	$218,314	$147,099
Restricted cash and cash equivalents	46,453	33,948
Total cash and cash equivalents, and restricted cash and cash equivalents	$264,767	$181,047
(1) Accrued interest receivable previously reported within “Fee and other receivables” in the prior period has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.
(2) Represents an investment in an affiliate by settling its third-party debt using restricted cash collateralized on the Company's balance sheet.

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

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and the Company’s consolidated results of operations and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

Significant Accounting Policies

Unclassified Balance Sheet

Effective for the quarterly period ended September 30, 2025, the Company has voluntarily changed its balance sheet presentation to an unclassified format. Management believes this change in accounting principle is preferable because it conforms the Company's financial reporting with the predominant practice of its peers within the financial technology industry and provides a presentation consistent with the financial metrics used to evaluate the business, thereby enhancing comparability and relevance for investors. In accordance with applicable accounting guidance, this change has been applied retrospectively to all prior periods presented. The change had no impact on previously reported total assets, total liabilities, stockholders' equity or results of operations.

Except for the balance sheet presentation change, there were no material changes to our significant accounting policies as disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 12, 2025.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassification adjustments primarily relate to changes to the presentation of certain expenses in the unaudited condensed consolidated statements of operations. Specifically, effective with the third quarter of 2025, the Company has added new financial statement line items labeled “Gains and (losses) on investments in loans and securities” and “Loss from extinguishment of debt” and reclassified the corresponding amounts in the prior period financial statements to conform to the current period presentation.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.
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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $304.6 million and $229.1 million for the three months ended September 30, 2025 and 2024, respectively, and $843.9 million and $666.2 million for the nine months ended September 30, 2025 and 2024, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to a customer. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the unaudited condensed consolidated statements of operations as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $35.3 million and $20.1 million for the three months ended September 30, 2025 and 2024, respectively, and $96.4 million and $62.7 million for the nine months ended September 30, 2025 and 2024, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets, except for the portion of management fees that are recognized at the point in time based on contract terms.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance of Financing Vehicles. As such, there are revenues that result from performance obligations satisfied in the previous year. During the three and nine months ended September 30, 2025, $0.1 million and $0.9 million, respectively, worth of fees were recognized, which represent performance obligations satisfied in the previous year that were greater than the original estimate. During the three months ended September 30, 2024, $0.3 million worth of fees were recognized, which represent performance obligations satisfied in the previous year that were greater than the original estimate. During the nine months ended September 30, 2024, $2.9 million worth of fees were reversed, which represent performance obligations satisfied in the previous year that were less than the original estimate.
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
Once revenue is recognized, it is recorded on the unaudited condensed consolidated balance sheet in fees receivables until the payment is received from the customer. The timing of the recognition depends on the type of service as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Services transferred at a point in time	$302,197	$235,594	$834,798	$691,485
Services transferred over time	37,690	13,689	105,507	37,396
Total revenue from fees	$339,887	$249,283	$940,305	$728,881
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of September 30, 2025 or December 31, 2024.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, restricted cash and cash equivalents and fees receivable. Cash and cash equivalents are principally maintained with major financial institutions, which management assesses to be of high credit quality. The Company has not experienced any losses on these deposits.

The Company’s fees receivable balances are predominantly with agreements with customers, and these are subject to normal credit risks which management believes to be not significant.

Significant customers are those which represent 10% or more of the Company’s total fee revenue for each respective period presented. Two related party customers individually represented greater than 10% of total fee revenue and collectively totaled approximately 25% for three months ended September 30, 2025. No customer represented more than 10% of the Company’s total fee revenue for nine months ended September 30, 2025. Four customers, including three related parties, individually represented greater than 10% of total fee revenue and collectively totaled approximately 65% for the three months ended September 30, 2024. Two customers, including one related party, individually represented great than 10% of total fee revenue and collectively totaled approximately 25% for nine months ended September 30, 2024.

NOTE 4 - BORROWINGS
The following table sets forth the Company’s outstanding borrowings as of the date indicated (in thousands):

	September 30, 2025	December 31, 2024
Secured borrowing	$131,525	$176,089
Exchangeable notes	$148,148	$146,342
Long-term debt	$487,789	$321,317

The Company was in compliance with all covenants as of September 30, 2025 and December 31, 2024.

Secured Borrowing

During the three months ended September 30, 2025, the Company has repaid $153.9 million of secured borrowing, following the issuance of Senior Notes. As a result of these transactions, the Company has incurred a loss of $1.1 million during the three months ended September 30, 2025, related to the write-off of deferred issuance costs reported within “Loss from extinguishment of debt” in the unaudited condensed consolidated statements of operations.

Risk Retention Master Repurchase

In the normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Investments in loans and securities in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, the outstanding principal balance under the repurchase agreements was $68.4 million and $144.0 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet, with a weighted average interest rate of approximately twelve percent and fifteen percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both September 30, 2025 and December 31, 2024.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-month Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million, to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of September 30, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $63.2 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

In June 2025, Pagaya Receivables LLC, a wholly-owned subsidiary of the Company, repaid the outstanding balance of a 3-year loan facility (the “SVB Receivables Facility”) and terminated the related Loan and Security Agreement, which was originally executed in October 2022. Borrowings under the SVB Receivables Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 0.00% floor) plus a margin of 3.50%. As of December 31, 2024, the outstanding principal balance under the SVB Receivable Facility was $31.9 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

Exchangeable Notes

On October 1, 2024, the Company, through a wholly owned subsidiary of the Company, issued $160 million aggregate principal amount of its 6.125% Exchangeable Notes (“Notes”) due 2029. The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025. The Notes will mature on October 1, 2029, unless earlier repurchased, redeemed or exchanged.

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $6.2 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded $3.1 million and $9.2 million of interest expense, including $0.6 million and $1.8 million of amortization of debt issuance costs, for the three and nine months ended September 30, 2025. The effective interest rate of the Notes is 8.7%.

Long-Term Debt

Senior Notes

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

The following table details the Company’s Senior Notes as of September 30, 2025 (in thousands):

September 30, 2025
Principal amount	$500,000
Less: Unamortized issuance costs	(12,211)
Carrying amount	$487,789

The Company recorded $8.3 million of interest expense, including $0.4 million of amortization of debt issuance costs, for the three months ended September 30, 2025.

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

In November 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company incurred incremental term loans in an aggregate principal amount $100 million, bringing the total principal amount of the Term Loan Facility to $355 million. The Company also increased an aggregate principal amount of the Revolving Credit Facility of $15 million, bringing the total principal amount of the Revolving Credit Facility to $50 million. In February 2025, the Company further increased the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of $58 million. As of September 30, 2025 and December 31, 2024, the Company had letters of credit issued in the amount of $16.6 million and $24.3 million, respectively, and $41.4 million and $25.7 million of remaining capacity available under the Revolving Credit Facility, respectively.

In July 2025, the Company fully paid off the outstanding principal balance under the Credit Agreement using the proceeds from the issuance of Senior Notes, as discussed above. As a result of this transaction and the repayment of outstanding balance under the Credit Agreement, the Company has incurred a loss of $23.9 million during the three months ended September 30, 2025, related to the write-off of deferred issuance costs and an early payment penalty, reported within “Loss from extinguishment of debt” in the unaudited condensed consolidated statements of operations.

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced the Revolving Credit Facility by way of terminating Credit Agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%, a reduction from the prior revolving credit facility’s rate of SOFR plus 7.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions. See Note 15.

NOTE 5 - INVESTMENTS

As of September 30, 2025, our investments in loans and securities portfolio consisted of (i) investments held at fair value with changes in fair value recorded in unrealized gain (loss) on available for sale securities, excluding the portion relating to any credit loss; (ii) loans held for investment at amortized cost, less an allowance for potential uncollectible amounts; and (iii) investments held at fair value, with changes in fair value recorded in earnings, for which we elected the fair value option. Below is a disaggregated presentation of our investments in loans and securities, including fair value adjustments, accrued interest income and net of the allowance for credit losses, as applicable (in thousands):

	Carrying Value
	September 30, 2025	December 31, 2024
Investments in loans and securities
Securitization notes, available for sale	$333,166	$240,273
Securitization certificates, available for sale	504,202	533,243
Other loans and receivables, at amortized cost	1,610	4,893
Total	838,978	778,409
Investments in securities, under the fair value option
Securitization notes	11,597	—
Securitization certificates	37,161	—
Total	48,758	—
Total investments in loans and securities	$887,736	$778,409

Investments in Loans and Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of investments in securities as of September 30, 2025 and December 31, 2024 were as follows (in thousands). As provided in Note 6, a portion of these investments in securities are consolidated as a result of the Company’s determination that it is the primary beneficiary of certain VIEs.

	As of September 30, 2025
Investments in securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Non-Credit Related Adjustments	Allowance for Credit Losses	Fair Value
Securitization notes	$335,533	$559	$(53)	$(2,873)	$333,166
Securitization certificates	979,623	11,759	(53,719)	(433,461)	504,202

(1) Includes accrued interest receivable of $21.7 million.

	As of December 31, 2024
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Non-Credit Related Adjustments	Allowance for Credit Losses	Fair Value
Securitization notes	$240,396	$386	$(509)	$—	$240,273
Securitization certificates	1,048,734	7,926	(14,676)	(508,741)	533,243
(2) Includes accrued interest receivable of $14.3 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.
The following tables set forth the fair value and gross unrealized losses on investments in securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of September 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$74	$—	$7,076	$(53)	$7,150	$(53)

	As of December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$66	$(1)	$27,295	$(508)	$27,361	$(509)

The following table sets forth the amortized cost and fair value of investments in securities by contractual maturities, as of the date indicated (in thousands):

	As of September 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale(1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$2,352	$5,834	$333,181	$327,332	$335,533	$333,166
Securitization certificates	20,332	18,406	959,291	485,796	979,623	504,202

	As of December 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale(1)(2):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$9,907	$9,903	$230,489	$230,370	$240,396	$240,273
Securitization certificates	11,554	11,554	1,037,180	521,689	1,048,734	533,243
(1) Based on expected maturity date cash flows.
(2) Includes accrued interest receivable of $14.3 million, previously reported within “Fee and other receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.

The following table sets forth gross proceeds and related investment gains and losses, as well as losses on write-downs and the allowance for credit losses of securities, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investments in loans and securities:
Proceeds from sales/maturities/prepayments	$48,845	$23,083	$178,196	$89,905
Gross investment gains from sales and maturities	$(12)	$—	$(8,702)	$—
Gross investment losses from sales and maturities	$16,288	$—	$16,288	$—
Write-offs charged against the allowance	$211	$4,810	$804	$7,109
Reductions (additions) to allowance for credit losses	$57,385	$(79,171)	$72,216	$(159,085)

The following tables set forth the activity in the allowance for credit losses for investments in loans and securities, as of the dates indicated (in thousands):

	Three Months Ended September 30, 2025
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$(2,873)	$(490,897)	$(1,100)	$(494,870)
Additions to allowance for credit losses not previously recorded	—	(11,510)	—	(11,510)
Reductions for securities sold during the period	—	72,443	—	72,443
Additions (reductions) on securities with previous allowance	—	(3,497)	(51)	(3,548)
Write-offs charged against the allowance	—	—	211	211
Balance, end of period	$(2,873)	$(433,461)	$(940)	$(437,274)

	Nine Months Ended September 30, 2025
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(508,741)	$(1,553)	$(510,294)
Additions to allowance for credit losses not previously recorded	(2,873)	(57,630)	—	(60,503)
Reductions for securities sold during the period	—	150,766	—	150,766
Additions (reductions) on securities with previous allowance	—	(17,856)	(191)	(18,047)
Write-offs charged against the allowance	—	—	804	804
Balance, end of period	$(2,873)	$(433,461)	$(940)	$(437,274)

	Three Months Ended September 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(174,077)	$(4,053)	$(178,130)
Additions to allowance for credit losses not previously recorded	—	(21,118)	—	(21,118)
Additions (reductions) on securities with previous allowance	—	(55,930)	(2,123)	(58,053)
Write-offs charged against the allowance	—	—	4,810	4,810
Recoveries of amounts previously written off	—	—	(443)	(443)
Balance, end of period	$—	$(251,125)	$(1,809)	$(252,934)

	Nine Months Ended September 30, 2024
	Securitization notes	Securitization certificates	Other Loans and Receivables	Total
Balance, beginning of period	$—	$(98,679)	$(2,279)	$(100,958)
Additions to allowance for credit losses not previously recorded	—	(112,263)	—	(112,263)
Additions to the allowance for credit losses arising from purchases	—	—	(3,246)	(3,246)
Additions (reductions) on securities with previous allowance	—	(40,183)	(3,393)	(43,576)
Write-offs charged against the allowance	—	—	7,109	7,109
Recoveries of amounts previously written off	—	—	—	—
Balance, end of period	$—	$(251,125)	$(1,809)	$(252,934)

Investments in securities, under the fair value option

The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We elected the fair value option to measure certain securities, as we believe that fair value best reflects the economic transaction of investing in certain new securities. We determined the fair value of certain securities using a discounted cash flow methodology, while also considering market data as it became available. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within the gains and (losses) on investments in loans and securities in the unaudited condensed consolidated statements of operations. We report the changes in fair value within (gains) and losses on investments in loans and securities in the unaudited condensed consolidated statements of cash flow.

The following table presents activities of investments in securities for which we elected the fair value option. See Note 10 for the assumptions used in our fair value model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in securities under the fair value option	2025	2024	2025	2024
Balance, beginning of period	$32,888	$—	$—	$—
Purchases	7,829	—	28,855	—
Principal payments	(9,010)	—	(9,010)	—
Change in fair value	17,051	—	28,913	—
Balance, end of period	$48,758	$—	$48,758	$—

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	Carrying Value
	September 30, 2025	December 31, 2024
Investments in Pagaya SmartResi F1 Fund, LP (1)	$9,689	$12,530
Other (2)	5,158	9,403
Total	$14,847	$21,933

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income (loss) from these investments is included in Investment income (loss), net in the unaudited condensed consolidated statements of operations.

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
Consolidated VIEs
As of September 30, 2025 and December 31, 2024, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets(1)	Liabilities	Net Assets
As of September 30, 2025	$121,347	$—	$121,347
As of December 31, 2024	$142,584	$—	$142,584
(1) Assets comprised of the note and certificates to comply with risk retention requirements.

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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of September 30, 2025	$787,607	$787,607	$11,657,896
As of December 31, 2024	$628,038	$628,038	$10,708,146

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
The security deposits for the leases are $1.9 million and $3.3 million as of September 30, 2025 and December 31, 2024, respectively, which have been recognized as restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rent expense	$2,804	$2,900	$8,377	$8,748
Variable lease payments	$52	$87	$316	$260
Sublease income (1)	$1,392	$999	$3,866	$3,007
(1) The Company entered into sublease agreements for certain leased office space, and the amounts were included in other expense, net in the unaudited condensed consolidated statements of operations.

Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	5.2	5.8
Weighted-average discount rate	9.0%	9.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$—	$(19,961)	$(113)	$(20,179)

Maturities of the Company’s operating lease liabilities as of September 30, 2025 were as follows (in thousands):

2025	$2,458
2026	9,877
2027	8,421
2028	5,716
2029	5,811
Thereafter	11,139
Total	43,422
Less: imputed interest	(8,464)
Total operating lease liabilities	$34,958

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

Contractual Obligations and Commitments — From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services providers. As of September 30, 2025, the total remaining contractual obligations from this purchase commitment are approximately $12.3 million, of which $6.3 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. See Note 7 for details regarding when these obligations are due.

In October 2024, the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares ($7.5 million worth as of the closing date), with an additional contingent consideration based on achievement of certain performance objectives defined in the purchase agreement. The Company established contingent consideration liability is reported at fair value, which is determined based on the present value of an expected payment under the arrangement, using an option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other expenses, net.” The fair value of the contingent consideration liability was $0.3 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

For our forward flow agreements, loans purchased have a contractual performance requirement which is measured periodically over the life of the underlying loans. If the loan’s performance is below the contractual requirement, the counterparty may have first loss up until a contractual agreed limit. If the loans’ performance is below the counterparty’s first loss limit or if there is no first loss limit, then Pagaya would be required to make a payment to the counterparty such that the loans purchased would have achieved the contractual performance requirement. There is a contractual maximum loss for Pagaya’s loss protection with the counterparty taking full risk of loss beyond Pagaya’s loss protection. Our guarantee of contractual loss protection for the buyer meets the accounting definition of a derivative, and therefore we recognize, at inception and each reporting period, a liability for the fair value of the estimated loss protection payments, if any.

As of September 30, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. As of September 30, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $104.9 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of September 30, 2025, $39.9 million has been segregated and recognized within restricted cash and cash equivalents, of which $8.4 million has been accrued within accrued expenses and other liabilities in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.

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

As of September 30, 2025, the fee receivables from related parties are $100.2 million, which consist of $78.3 million from securitization vehicles and $21.9 million from other Financing Vehicles. As of December 31, 2024, the fee receivables from related parties are $99.4 million, which consists of $79.0 million from securitization vehicles and $20.4 million from other Financing Vehicles.

As of September 30, 2025 and December 31, 2024, other assets include revolving facilities and other amounts due from related parties of $30.5 million and $15.2 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended September 30, 2025, the total revenue from related parties is $159.3 million, which consists of $150.8 million from securitization vehicles and $8.5 million from other Financing Vehicles. For the nine months ended September 30, 2025, the total revenue from related party is $473.7 million, which consists of $447.7 million from securitization vehicles and $26.0 million from other Financing Vehicles. For the three months ended September 30, 2024, the total revenue from related parties is $174.2 million, which consists of $154.3 million from securitization vehicles and $19.9 million from other Financing Vehicles. For the nine months ended September 30, 2024, the total revenue from related parties is $528.0 million which consists of $474.1 million from securitization vehicles and $53.9 million from other Financing Vehicles.

During the three and nine months ended September 30, 2024, the Company purchased approximately $14.5 million and $34.0 million, respectively, of loan principal from the Financing Vehicles and included a loss of approximately $12.8 million and $31.2 million, respectively, in general and administrative expenses with respect to these loans.

NOTE 10 - FAIR VALUE MEASUREMENT

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon discounted cash flow model that use, as inputs, observable market-based parameters to the greatest extent possible.

The Company determines the fair value of its financial instruments and conducts an ongoing assessment of the techniques used to ensure their appropriateness, consistent application and the reasonableness of the assumptions. In determining the fair value of each investment security, the Company reviews performance characteristics of the underlying loan pool including origination vintage, borrower credit quality, macroeconomic environment, etc. The Company determines the fair value for each investment security by then estimating significant assumptions including discount rate, cumulative net loss rate and prepayment rate which are reviewed and approved by management.

The Company also engages a third-party valuation service provider to estimate a range of fair values for all significant investment securities. The Company reviews and validates that each of its significant assumptions are within the range of the independent third-party service provider, including: discount rate, cumulative net loss rate, prepayment rate, etc. Finally, the Company reviews and validates that the fair value used for financial reporting is within the range of fair value estimates by the third-party service provider for the same significant investment securities.

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$135,272	$209,491	$344,763
Investments in loans and securities (Certificates)	—	—	541,363	541,363
Liabilities:
Warrant liability	$7,379	$—	$—	$7,379
Other liabilities (1)	—	—	8,715	8,715

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes) (2)	$—	$115,220	$125,054	$240,274
Investments in loans and securities (Certificates) (2)	—	—	533,243	533,243
Liabilities:
Warrant liability	$890	$3	$—	$893
Other liabilities (1)	—	—	6,090	6,090
(1) Included in “Accrued expenses and other liabilities” in the unaudited condensed consolidated balance sheets. See Note 8 for additional information.
(2) Accrued interest receivable of $14.3 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1 and 2)

Warrant liability (Level 1)

The following tables summarize the Warrant liability activity for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Three Months Ended September 30, 2025
Balance as of June 30, 2025	$2,471
Change in fair value	4,908
Balance as of September 30, 2025	$7,379

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$893
Change in fair value	6,486
Balance as of September 30, 2025	$7,379

Three Months Ended September 30, 2024
Balance as of June 30, 2024	$1,671
Change in fair value	1,213
Balance as of September 30, 2024	$2,884

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$3,242
Change in fair value	(358)
Balance as of September 30, 2024	$2,884

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities (Level 3)

As of September 30, 2025, the Company held investments in securities classified as available for sale. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the unaudited condensed consolidated statements of comprehensive loss. Declines in fair value due to credit are reflected in gains and (losses) on investments in loans and securities on the unaudited condensed consolidated statements of operations.

The Company held investments in securities under the fair value option. These assets are measured using a discounted cash flow methodology, while also considering market data as it become available, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets. The initial fair value measurement and subsequent measurement changes in fair value in the period are reflected in gains and (losses) on investments in loans and securities on the unaudited condensed consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$736,735	$853,418	$663,189	$626,368
Transfer from Level 2	—	—	—	10,469
Additions	67,811	130,271	316,789	536,966
Cash received	(40,407)	(13,077)	(148,423)	(55,649)
Gain on sale of Investments in loans and securities	2	—	8,595	—
Loss on sale of Investments in loans and securities	(16,279)	—	(16,279)	—
Change in accrued interest on investments	10,599	—	20,497	—
Change in fair value and other adjustments (OCI)	(14,134)	(19,711)	(36,892)	(87,342)
Credit-related impairment loss, net of recoveries	8,137	(76,049)	(55,012)	(155,960)
Balance, end of period	$752,464	$874,852	$752,464	$874,852

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

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.0%	15.0%	5.0%	15.0%	15.0%
Loss rate	5.5%	33.0%	17.2%	5.8%	34.1%	19.5%
Prepayment rate	0.0%	45.0%	14.5%	0.0%	40.0%	9.4%

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$264,767	$264,767	$—	$—	$264,767
Fees receivables	154,976	—	79,154	75,822	154,976
Investments in other loans and receivables	1,610	—	—	1,610	1,610
Liabilities:
Secured borrowing	$131,525	$—	$—	$133,667	$133,667
Exchangeable notes	148,148	—	381,382	—	381,382
Long-term debt	487,789	—	466,180	—	466,180

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$226,518	$226,518	$—	$—	$226,518
Fees receivables (1)	127,114	—	63,143	63,971	127,114
Investments in other loans and receivables	4,893	—	—	4,893	4,893
Liabilities:
Secured borrowing	$176,089	$—	$—	$177,554	$177,554
Exchangeable notes	146,342	—	163,360	—	163,360
Long-term debt	321,317	—	—	366,396	366,396

(1) Accrued interest receivable of $14.3 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of September 30, 2025, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of September 30, 2025, the Company had 2,027,147 Preferred Shares outstanding, 68,839,327 Class A Ordinary Shares outstanding and 11,288,577 Class B Ordinary Shares outstanding.

The rights of the holders of each class of Ordinary Shares are identical, except with respect to voting. Each Class A Ordinary Share is entitled to one vote per share. Each Class B Ordinary Share is entitled to 10 votes per share. Class B Ordinary Shares may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to a Class A Ordinary Share.

As of September 30, 2025 and December 31, 2024, the Company had reserved ordinary shares for future issuance as follows:

	September 30, 2025	December 31, 2024
Share options	3,232,311	4,042,901
Options to restricted shares	19,897,469	19,948,408
RSUs	2,490,812	3,009,918
Ordinary share warrants	3,385,640	2,372,858
Redeemable convertible preferred shares	2,027,147	5,000,000
Exchangeable notes	11,434,704	11,434,704
Shares available for future grant of equity awards(1)	10,055,458	8,121,438
Shares reserved for issuance under the ESPP	733,470	832,713
Total shares of ordinary share reserved	53,257,011	54,762,940
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

As of September 30, 2025, there were 433,942 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,900 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, 1,309,632 warrants expiring in September 2034 with an exercise price of $0.01 per share, and 1,229,166 warrants expiring in June 2027 (consisting of the Public Warrants) with an exercise price of $138 per share to purchase one Class A Ordinary Share.

Redeemable Convertible Preferred Stock

In May 2023, the Company issued 5,000,000 Preferred Shares at $15.00 per share to Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P for gross total proceeds of $75 million. During the third quarter of 2025, a total of 2,972,853 Preferred Shares were converted into 2,972,853 Class A Ordinary Shares at the option of the holders. This conversion resulted in a reduction of the Preferred Shares outstanding and a corresponding increase in the Company's Class A Ordinary Shares. The conversion was accounted for by reclassifying the carrying value of the converted Preferred Shares from mezzanine equity to permanent equity. Following this conversion, 2,027,147 Preferred Shares remain outstanding as of September 30, 2025.

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

The following table summarized the Company’s share option activity during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	4,042,901	$7.5	6.7	$7,335
Granted	2,500	9.7
Exercised	(706,096)	7.1
Forfeited	(106,994)	32.2
Balance, September 30, 2025	3,232,311	$6.8	6.0	$73,611
Vested and exercisable, September 30, 2025	2,484,181	$4.3	5.1	$62,755

The weighted-average grant-date fair value of options granted was approximately $9.7 for the nine months ended September 30, 2025. The aggregate intrinsic value of options exercised was approximately $16.0 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively. The total grant date fair value of share options vested for the nine months ended September 30, 2025 and 2024, was $5.0 million and $28.4 million, respectively.

The assumptions used to estimate the fair value of share options granted for the nine months ended September 30, 2025 were as follows:

Expected volatility	105.4%
Expected term (in years)	5.6
Risk free interest	4.1%
Dividend yield	0.0%

As of September 30, 2025, unrecognized compensation expense related to unvested share options was approximately $7.6 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.

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

The following table summarized the Company’s RSU activity during the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,009,918	$12.0
Granted	2,333,312	11.6
Vested	(2,279,085)	11.6
Forfeited	(573,333)	10.6
Unvested at September 30, 2025	2,490,812	$12.3

As of September 30, 2025, unrecognized compensation expense related to RSUs was approximately $25.1 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021. See Note 16 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.

The following table summarized the Company’s options to restricted shares activity during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	19,948,408	$19.4	6.2	$—
Granted	—	—
Exercised	(24,092)	15.9
Forfeited	(26,847)	33.2
Balance, September 30, 2025	19,897,469	$19.3	5.5	205,941
Vested and exercisable, September 30, 2025	16,539,024	$19.3	5.5	$172,021

At September 30, 2025, unrecognized compensation expense related to options to restricted shares was approximately $6.9 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the nine months ended September 30, 2025, 99,243 shares were issued under the ESPP. As of September 30, 2025, 733,470 shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology, data and product development	$1,243	$1,011	$3,666	$6,985
Sales and marketing	5,452	2,875	18,963	9,594
General and administrative	6,887	8,447	22,353	29,273
Total	$13,582	$12,333	$44,982	$45,852

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

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$8,063	$(85,755)	$29,556	$(180,581)
Income tax (benefit) expense	(15,210)	(11,524)	(12,772)	7,991
Effective tax rate	NM	NM	NM	NM
NM: Not Meaningful

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The difference between the effective tax rate and statutory tax rate in Israel mainly related to a change in valuation allowance, tax expenses in the United States, and a change in uncertain tax positions. The change in the effective tax rate was primarily due to accelerated deduction following the enactment of new tax law, with an additional decrease from reduction in uncertain tax positions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The impact of OBBA is reflected in these financial statements.

In 2025, the Company is currently subject to federal tax audits in Israel and the U.S. and state tax audits in U.S. The tax audits are ongoing and to date, no material issues have been raised and no adjustments have been proposed.

NOTE 14 - EARNINGS (LOSS) PER SHARE

The following tables set forth the calculation of basic and diluted earnings (loss) per share attributable to ordinary shareholders for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Basic EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd.	$22,545	$47,093
Less: Undistributed earnings allocated to preferred shares	1,259	2,804
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$21,286	$44,289
Denominator:
Weighted average shares used for earnings per ordinary share, basic	78,539,137	77,086,125
Earnings per share attributable to ordinary shareholders, basic	$0.27	$0.57

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$21,286	$44,289
Denominator:
Shares used in computation of basic earnings per share	78,539,137	77,086,125
Ordinary share warrants	786,333	785,789
Share options	9,993,930	1,950,226
Unvested RSUs	1,727,105	1,123,843
Ordinary shares upon employee stock purchase plan	25	0
Weighted average shares used for earnings per ordinary share, diluted	91,046,530	80,945,983
Earnings per share attributable to ordinary shareholders, diluted	$0.23	$0.55

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(67,476)	$(163,484)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	72,728,667	69,619,813
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.93)	$(2.35)

EPS for Class B ordinary shares and EPS for preferred shares are not presented separately, as under the two-class method, the EPS for Class A, Class B and preferred shares are the same.

The following potentially dilutive outstanding securities as of September 30, 2025 and 2024 were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods:

	September 30,
	2025	2024
Share options	—	3,161,986
Options to restricted shares	—	19,970,330
RSUs	23,718	3,155,558
Ordinary share warrants	1,229,166	2,016,321
Redeemable convertible preferred shares	—	5,000,000
Exchangeable notes(1)	11,434,704	—
Total	12,687,588	33,304,195
(1) For the three and nine months ended September 30, 2025, the potential shares from exchangeable notes were excluded from the diluted EPS calculation as the incremental interest expense, net of tax, and the related shares would not be dilutive under the if-converted method.

NOTE 15 - SUBSEQUENT EVENTS

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced the Revolving Credit Facility by way of terminating Credit Agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. The 2025 Revolving Credit Facility matures on October 2, 2028.

Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%, a reduction from the prior revolving credit facility’s rate of SOFR plus 7.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $3.2 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the nine months ended September 30, 2025, our top 5 ABS investors contributed approximately 53% of our total ABS funding compared to 54% in the year ended December 31, 2024.

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
Impact of Macroeconomic Cycles and Global and Regional Conditions

We expect economic cycles to affect our financial performance and related metrics. Macroeconomic conditions, including persistent inflation, elevated interest rates, supply chain constraints, geopolitical tensions, climate-related disruptions, and evolving global conflicts, may affect consumer demand for financial products, our Partners’ ability to generate and convert customer application volume, and the availability and cost of funding from investors through our Financing Vehicles. The war in Israel and Gaza, which escalated following the October 7, 2023 and intensified during the third quarter of 2025, remains a source of uncertainty. While the conflict has not materially disrupted our operations to date, its intensification and the expansion of related instability in the Middle East increase the risk of adverse impacts on regional and global economic conditions, energy prices, and investor confidence. Such developments may increase volatility in financial markets, elevate operating costs, or constrain funding availability, potentially affecting our business, financial condition, results of operations, and prospects. We continue to monitor the situation closely, though no significant direct impact has been observed as of the date of this Report. The Russia-Ukraine conflict, ongoing since February 2022, persists with no clear resolution as of mid-2025. While we have not experienced material impacts on our business from this conflict, prolonged hostilities or further escalation, such as expanded sanctions, disruptions to energy markets, or broader economic fallout, could exacerbate global inflationary pressures and supply chain challenges. These factors may indirectly influence consumer credit demand, investor appetite for risk assets, and our Network Volume. We assess this risk as manageable but remain vigilant given its potential to contribute to wider economic disruptions.

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
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Network Volume	$2,802	$2,351	$7,850	$7,101

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
Gains and (losses) on investments in loans and securities
Gains and (losses) on investments in loans and securities primarily reflects changes in fair value that management identifies as credit losses or reversals of previously recognized credit losses, including remeasurements of instruments accounted for under the fair value option and any gain or loss realized upon sale or termination of such instruments. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline (or recovery) in fair value which management identifies as a credit loss (or a reversal of previously recognized credit loss) is recognized as loss (or gain) on investments in loans and securities.
Other Expenses, Net
Other expenses, net primarily consists of interest expenses from borrowings, changes in the fair value of warrant liabilities and other non-recurring items.
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
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests in our condensed consolidated statements of operations is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net income of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Revenue from fees	$339,887	$249,283	$940,305	$728,881
Other Income
Interest income	14,918	8,735	33,333	24,672
Investment loss, net	(4,640)	(784)	(7,086)	(699)
Total Revenue and Other Income	350,165	257,234	966,552	752,854
Production costs	200,574	148,965	559,122	439,448
Technology, data and product development (1)	18,236	16,655	56,135	57,970
Sales and marketing (1)	14,453	11,440	43,707	35,028
General and administrative (1)	36,944	57,790	123,476	185,307
Total Costs and Operating Expenses	270,207	234,850	782,440	717,753
Operating Income	79,958	22,384	184,112	35,101
Gains and (losses) on investments in loans and securities	(19,557)	(77,594)	(62,832)	(154,001)
Other expenses, net	(27,377)	(30,345)	(66,267)	(61,481)
Loss from extinguishment of debt	(24,961)	(200)	(25,457)	(200)
Income (Loss) Before Income Taxes	8,063	(85,755)	29,556	(180,581)
Income tax (benefit) expense	(15,210)	(11,524)	(12,772)	7,991
Net Income (Loss) Including Noncontrolling Interests	23,273	(74,231)	42,328	(188,572)
Less: Net income (loss) attributable to noncontrolling interests	728	(6,755)	(4,765)	(25,088)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$22,545	$(67,476)	$47,093	$(163,484)
Per share data:
Net income (loss) attributable to Pagaya Technologies Ltd.	$22,545	$(67,476)	$47,093	$(163,484)
Less: Undistributed earnings allocated to preferred shares	1,259	—	2,804	—
Net income (loss) attributable to Pagaya Technologies Ltd.’s ordinary shares	$21,286	$(67,476)	$44,289	$(163,484)
Earnings (loss) per share attributable to Pagaya Technologies Ltd.’s ordinary shares:
Basic	$0.27	$(0.93)	$0.57	$(2.35)
Diluted	$0.23	$(0.93)	$0.55	$(2.35)
Weighted average shares outstanding:
Basic	78,539,137	72,728,667	77,086,125	69,619,813
Diluted	91,046,530	72,728,667	80,945,983	69,619,813

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology, data and product development	$1,243	$1,011	$3,666	$6,985
Sales and marketing	5,452	2,875	18,963	9,594
General and administrative	6,887	8,447	22,353	29,273
Total share-based compensation in operating expenses	$13,582	$12,333	$44,982	$45,852
Comparison of Three Months Ended September 30, 2025 and 2024
Total Revenue and Other Income

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$339,887	$249,283	$90,604	36%
Interest income	14,918	8,735	6,183	71%
Investment loss, net	(4,640)	(784)	(3,856)	(492)%
Total Revenue and Other Income	$350,165	$257,234	$92,931	36%

Total revenue and other income, increased by $92.9 million, or 36%, to $350.2 million for the three months ended September 30, 2025 from $257.2 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in revenue from fees and interest income, partially offset by an increase in investment loss, net.

Revenue from fees for the three months ended September 30, 2025 increased by $90.6 million, or 36%, to $339.9 million, compared to the same period in 2024. The increase was primarily due to a $75.5 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $229.1 million for the three months ended September 30, 2024 to $304.6 million for the three months ended September 30, 2025. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 19.2% from $2.4 billion for the three months ended September 30, 2024 to $2.8 billion for the three months ended September 30, 2025. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS and forward flow transactions during the three months ended September 30, 2025.

Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $15.2 million from $20.1 million for the three months ended September 30, 2024 to $35.3 million for the three months ended September 30, 2025, reflecting an increase in net asset values of the assets held by certain Financing Vehicles driven by continued business growth.
Interest income increased by $6.2 million, or 71%, to $14.9 million for the three months ended September 30, 2025 from $8.7 million for the three months ended September 30, 2024. The increase in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The increase in interest income was primarily the result of changes in structure and composition of asset portfolio.
Investment loss increased by $3.9 million to $4.6 million for the three months ended September 30, 2025, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Production costs	$200,574	$148,965
Technology, data and product development	18,236	16,655
Sales and marketing	14,453	11,440
General and administrative	36,944	57,790
Total Costs and Operating Expenses	$270,207	$234,850

Production Costs

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production costs	$200,574	$148,965	$51,609	35%

Production costs increased by $51.6 million, or 35%, to $200.6 million for the three months ended September 30, 2025 from $149.0 million for the three months ended September 30, 2024. This increase was due to an increase in the Network Volume attributable to business growth in addition to the composition of the asset classes that make up our Network Volume.

Technology, Data and Product development

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$18,236	$16,655	$1,581	9%

Technology, data and product development costs for the three months ended September 30, 2025 increased $1.6 million, or 9%, compared to the same period in 2024. The increase was driven by a $1.0 million increase in depreciation expenses, net of capitalization (as explained below), and a $0.5 million increase in cloud server and miscellaneous expenses.

During the three months ended September 30, 2025 and 2024, we capitalized $3.9 million and $5.7 million of software development costs, respectively. Depreciation expense, including impairment charges for capitalized software development costs was $5.8 million and $6.6 million during the three months ended September 30, 2025 and 2024, respectively.

Sales and Marketing

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,453	$11,440	$3,013	26%
Sales and marketing costs for the three months ended September 30, 2025 increased by $3.0 million, compared to the same period in 2024. The increase was primarily driven by higher compensation expenses, including shared-based compensation.

General and Administrative

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$36,944	$57,790	$(20,846)	(36)%

General and administrative costs for the three months ended September 30, 2025 decreased by $20.8 million, or 36%, compared to the same period in 2024, primarily driven by a $14.3 million lower loss from loan purchases and a $8.0 million decrease in transaction costs charged to general and administrative costs.

Gains and (Losses) on Investments in Loans and Securities

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(19,557)	$(77,594)	$58,037	75%

Losses on investments in loans and securities for the three months ended September 30, 2025 decreased $58.0 million compared to the same period in 2024. The decrease was primarily due to a $74.0 million reduction in credit-related impairment loss on certain investments from $77.6 million in the prior period to $3.5 million in the current period, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, as well as fair value option gains from ABS resecuritizations at lower interest rates during the current period. Of the credit-related impairment loss of $3.5 million in the current period, $1.0 million is attributable to the noncontrolling interest in certain VIEs and accordingly, is not attributable to Pagaya Shareholders. These improvements were partially offset by a $16.3 million increase in loss from sales of certain investments in the current period.

Other Expense, Net

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(27,377)	$(30,345)	$2,968	10%

Other expense, net for the three months ended September 30, 2025 decreased $3.0 million compared to the same period in 2024. The decrease was primarily due to a $4.8 million decrease in interest expenses resulting from the Company’s ongoing strategy to optimize its capital structure by reducing higher-cost debt, and a favorable foreign exchange impact of $4.2 million. These favorable impacts were offset by an unfavorable impact of $3.7 million from the change in fair value of warrant liability.

Loss from Extinguishment of Debt

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Loss from extinguishment of debt	$(24,961)	$(200)	$(24,761)	NM
NM: Not Meaningful

Loss from extinguishment of debt is $25.0 million one-time loss related to the write-off of deferred issuance costs and the early payment penalty from the repayment of the outstanding principal balance under the Credit Agreement and secured borrowings using the proceeds from the issuance of Senior Notes.

Income Tax Benefit

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(15,210)	$(11,524)	$(3,686)	(32)%
Income tax benefit for the three months ended September 30, 2025 increased $3.7 million, compared to the same period in 2024. The increase was primarily driven by an increase in discrete tax benefit during the three months ended September 30, 2025.
Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Net income (loss) attributable to noncontrolling interests	$728	$(6,755)	$7,483	111%
Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2025 increased $7.5 million compared to the same period in 2024. The increase was driven by the net income generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net income (loss) of the consolidated VIEs to which we had no economic right and was the result of interest income on investments, partially offset by a lower credit-related impairment loss of $6.9 million on the risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Gains and (losses) on Investments in Loans and Securities.”
Comparison of Nine Months Ended September 30, 2025 and 2024

Total Revenue and Other Income

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$940,305	$728,881	$211,424	29%
Interest income	33,333	24,672	8,661	35%
Investment loss, net	(7,086)	(699)	(6,387)	(914)%
Total Revenue and Other Income	$966,552	$752,854	$213,698	28%
Total revenue and other income, increased by $213.7 million, or 28%, to $966.6 million for the nine months ended September 30, 2025 from $752.9 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in revenue from fees and interest income, partially offset by an increase in investment loss, net.
Revenue from fees for the nine months ended September 30, 2025 increased by $211.4 million, or 29%, to $940.3 million, compared to the same period in 2024. The increase was primarily due to a $177.7 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $666.2 million for the nine months ended September 30, 2024 to $843.9 million for the nine months ended September 30, 2025. The increase in Network AI fees was primarily driven by improved economics of AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 11% from $7.1 billion for the nine months ended September 30, 2024 to $7.9 billion for the nine months ended September 30, 2025. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS and forward flow transactions during the nine months ended September 30, 2025.
Contract fees, comprised of administration and management fees and performance fees, increased by $33.7 million from $62.7 million for the nine months ended September 30, 2024 to $96.4 million for the nine months ended September 30, 2025. This increase was due to higher net asset values of assets held by certain Financing Vehicles driven by continued business growth, and an increase in performance fees, as the prior period included a reversal of performance fees.
Interest income increased by $8.7 million, or 35%, to $33.3 million for the nine months ended September 30, 2025 from $24.7 million for the nine months ended September 30, 2024. The increase in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The increase in interest income was primarily the result of changes in structure and composition of asset portfolio.
Investment loss increased by $6.4 million to $7.1 million for the nine months ended September 30, 2025, reflecting an unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Production costs	$559,122	$439,448
Technology, data and product development	56,135	57,970
Sales and marketing	43,707	35,028
General and administrative	123,476	185,307
Total Costs and Operating Expenses	$782,440	$717,753

Production Costs

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production costs	$559,122	$439,448	$119,674	27%
Production costs increased by $119.7 million, or 27%, to $559.1 million for the nine months ended September 30, 2025 from $439.4 million for the nine months ended September 30, 2024. This increase was due to an increase in the Network Volume attributable to business growth in addition to the composition of the asset classes that make up our Network Volume.

Technology, Data and Product Development

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$56,135	$57,970	$(1,835)	(3)%

Technology, data and product development costs for the nine months ended September 30, 2025 decreased $1.8 million, or 3%, compared to the same period in 2024. This decrease was primarily driven by a $5.2 million decrease in compensation expense, partially offset by a $1.8 million increase in amortization of intangible assets and a $1.0 million increased in cloud server expenses.

During the nine months ended September 30, 2025 and 2024, we capitalized $12.4 million and $17.8 million of software development costs, respectively. Depreciation expense, including impairment charges for capitalized software development costs was $18.0 million and $20.1 million during the nine months ended September 30, 2025 and 2024, respectively.

Sales and Marketing

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$43,707	$35,028	$8,679	25%

Sales and marketing costs for the nine months ended September 30, 2025 increased by $8.7 million compared to the same period in 2024. The increase was primarily driven by higher compensation expenses, including shared-based compensation.

General and Administrative

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$123,476	$185,307	$(61,831)	(33)%

General and administrative costs for the nine months ended September 30, 2025 decreased by $61.8 million, compared to the same period in 2024. The decrease was primarily driven by a $24.0 million lower loss from loan purchases, a $21.9 million decrease in transaction costs charged to general and administrative costs, and a $11.0 million decrease in compensation expenses.

Gains and (Losses) on Investments in Loans and Securities

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(62,832)	$(154,001)	$91,169	59%
Losses on investments in loans and securities for the nine months ended September 30, 2025 decreased $91.2 million compared to the same period in 2024. The decrease was primarily due to a $98.3 million reduction in credit-related impairment loss on certain investments from $154.0 million in the prior period to $55.7 million in the current period, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, as well as fair value option gains from ABS resecuritizations at lower interest rates during the current period. Of the credit-related impairment loss of $55.7 million in the current period, $9.7 million is attributable to the noncontrolling interest in certain VIEs and accordingly, is not attributable to Pagaya Shareholders. These improvements were partially offset by a $7.6 million increase in loss (net of gain) from sales of certain investments in the current period.

Other Expense, Net

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(66,267)	$(61,481)	$(4,786)	(8)%
Other expense, net for the nine months ended September 30, 2025 increased $4.8 million compared to the same period in 2024. The increase was primarily due to an unfavorable impact of $6.8 million from the change in fair value of warrant liability, and higher interest expenses of $2.3 million reflecting a higher borrowing balance in the current period. These increases were partially offset by a favorable impact of $5.8 million from a release of contingent liability associated with the acquisition of Theorem.

Loss From Extinguishment of Debt

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Loss from extinguishment of debt	$(25,457)	$(200)	$(25,257)	NM
NM: Not Meaningful

Loss from extinguishment of debt is $25.3 million one-time loss related to the write-off of deferred issuance costs and the early payment penalty from the repayment of the outstanding principal balance under the Credit Agreement and secured borrowings using the proceeds from the issuance of Senior Notes.
Income Tax (Benefit) Expense

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(12,772)	$7,991	$(20,763)	(260)%
Income tax expense for the nine months ended September 30, 2025 decreased $20.8 million, compared to the same period in 2024. The decrease was primarily driven by a decrease in discrete tax expenses during the nine months ended September 30, 2025.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(4,765)	$(25,088)	$20,323	81%
Net loss attributable to noncontrolling interests for the nine months ended September 30, 2025 decreased by $20.3 million, or 81%, compared to the same period in 2024. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net loss of the consolidated VIEs to which we had no economic right and was the result of a lower credit-related impairment loss of $19.6 million on the risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Gains and (losses) on Investments in Loans and Securities.”
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

FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 are summarized below ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fee Revenue Less Production Cost (FRLPC)	$139,313	$100,318	$381,183	$289,433
Fee Revenue Less Production Costs % (FRLPC %)	5.0%	4.3%	4.9%	4.1%
Adjusted Net Income	$92,754	$33,122	$196,567	$53,641
Adjusted EBITDA	$107,038	$56,085	$272,904	$146,205
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

Adjusted Net Income is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions and other one-time expenses. Adjusted EBITDA is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions and other one-time expenses, interest expense, depreciation expense, and provision (and benefit from) for income taxes. These items are excluded from our Adjusted Net Income and Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful.

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

The following tables present reconciliations of FRLPC to Operating Income, and Adjusted EBITDA to Net Income Attributable to Pagaya Technologies Ltd., in each case the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Income	$79,958	$22,384	$184,112	$35,101
Add: Technology, data and product development	18,236	16,655	56,135	57,970
Add: Sales and marketing	14,453	11,440	43,707	35,028
Add: General and administrative	36,944	57,790	123,476	185,307
Less: Interest income	14,918	8,735	33,333	24,672
Less: Investment loss, net	(4,640)	(784)	(7,086)	(699)
Fee Revenue Less Production Costs (FRLPC)	$139,313	$100,318	$381,183	$289,433
Network Volume (in millions)	$2,802	$2,351	$7,850	$7,101
Fee Revenue Less Production Costs % (FRLPC %)	5.0%	4.3%	4.9%	4.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$22,545	$(67,476)	$47,093	$(163,484)
Adjusted to exclude the following:
Share-based compensation	13,582	12,333	44,982	45,852
Fair value adjustment to contingent liability	(418)	—	(5,807)	—
Fair value adjustment to warrant liability	4,908	1,213	6,486	(358)
Impairment loss on certain investments, net	18,606	81,827	61,204	159,489
Write-off of capitalized software and other assets	2,817	584	4,741	3,145
Restructuring expenses	167	38	1,392	3,583
Transaction-related expenses	—	1,072	23	1,607
Non-recurring expenses	30,547	3,531	36,453	3,807
Adjusted Net Income	$92,754	$33,122	$196,567	$53,641
Adjusted to exclude the following:
Interest expenses	21,858	27,371	66,158	64,098
Income tax (benefit) expense	(15,210)	(11,524)	(12,772)	7,991
Depreciation and amortization	7,636	7,116	22,951	20,475
Adjusted EBITDA	$107,038	$56,085	$272,904	$146,205

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the principal sources of liquidity were cash and cash equivalents, and restricted cash and cash equivalents of $264.8 million and $226.5 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowing, including repurchase agreements. We may also raise additional capital, including through borrowings (see further description of the credit facility below in the section titled “2025 Revolving Credit Facility”) or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Senior Notes,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowing, or equity financing. The rates, terms, covenants and availability of such additional financing is not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI Technology.

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

As of November 7, 2025, the price of our Class A Ordinary Shares was $24.45 per share. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants and private placement warrants that were issued and exchanged for EJFA Private Placement Warrants in the EJFA Merger. To the extent the public warrants and private placement warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on March 12, 2025.

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

Securitizations

In connection with asset-backed securitizations, we sponsor and establish securitization vehicles to purchase loans originated by our Partners. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. To comply with risk retention regulatory requirements, we retain at least 5% of the securities issued by securitization vehicles and may choose to hold more than 5% depending on many factors. This 5% risk retention is determined based on the fair value of the securities under US GAAP at the time of closing. In ordinary course of business, we enter into certain financing arrangements to finance our risk retention balance in certain notes and securities retained from securitization transactions. From time to time, the Company makes cash deposits that serve to collateralize guarantees for related transactions, included in restricted cash and cash equivalents on the consolidated balance sheets. For further information, see Note 4 and Note 5, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$158,823	$19,897
Net cash used in investing activities	$(209,531)	$(448,117)
Net cash provided by financing activities	$86,910	$387,906
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of September 30, 2025, we had 531 employees compared to 534 on September 30, 2024. During the first and second quarters of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the nine months ended September 30, 2025 was $158.8 million, an increase of $138.9 million from net cash provided by operating activities of $19.9 million for the same period in 2024. This reflects our net income including noncontrolling interests of $42.3 million, adjusted for non-cash charges of $179.6 million, and net cash outflows of $63.2 million from changes in our operating assets and liabilities.

Non-cash charges during nine months ended September 30, 2025 primarily consisted of (1) impairment losses on investments in loans and securities, which decreased by $92.0 million compared to the same period in 2024, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, as well as fair value option gains from ABS resecuritizations at lower interest rates during the current period, of which $9.7 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $0.9 million compared to the same period in 2024, (3) depreciation and amortization, which increased by $2.5 million compared to the same period in 2024, primarily from capitalized software, and (4) fair value adjustment to warrant liability, which increased by $6.8 million compared to the same period in 2024, driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities decreased by $37.7 million to net cash outflows of $63.2 million for the nine months ended September 30, 2025 compared to net cash outflows of $25.5 million for the same period in 2024.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and other investments.

For the nine months ended September 30, 2025, net cash used in investing activities totaled $209.5 million, primarily driven by purchases of risk retention assets. These purchases of risk retention assets amounted to $361.1 million, a decrease of $177.7 million compared to the prior period, driven by diversified funding channels, including asset-backed securitization, pass-through and forward flow transactions, in the current period. This cash outflow was partially offset by proceeds received from existing risk retention assets, which totaled $178.2 million, an increase of $73.7 million compared to the prior period.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities of $86.9 million was primarily attributable to $500.0 million of proceeds from the issuance of senior notes and $263.5 million of proceeds from secured borrowing, partially offset by $347.6 million and $310.8 million of repayments made to term loan and secured borrowing, respectively.

Indebtedness

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced the Revolving Credit Facility by way of terminating Credit Agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%, a reduction from the prior revolving credit facility’s rate of SOFR plus 7.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions.

Senior Notes

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

On July 28, 2025, the Company fully repaid $332.1 million of outstanding principal of its term loan under the Credit Agreement, using the net proceeds from the issuance of Senior Notes. Additionally, subsequent to the issuance of Senior Notes, the Company repaid $153.9 million of secured borrowing as of September 30, 2025. These repayments reflect the Company’s ongoing strategy to optimize its capital structure by reducing higher-cost debt and extending debt maturities. As a result of these transactions, the Company recognized a loss of $25.0 million, related to the write-off of unamortized deferred issuance costs and an early payment penalty associated with the term loan. This loss is reflected in “Loss from extinguishment of debt” in the condensed consolidated statements of operations.

The following table summarizes the Company’s new borrowings, repayments, and outstanding balances for the term loan, secured borrowing, and Senior Notes as of September 30, 2025 ($ in thousands):

	Unpaid Principal Balance as of June 30, 2025	Weighted Average Interest Rate as of June 30, 2025	New Borrowing(1)	Repayments(3)	Unpaid Principal Balance as of September 30, 2025	Weighted Average Interest Rate as of September 30, 2025
Term loan(2)	$332,125	11.95%	$—	$(332,125)	$—	—%
Secured borrowing(2)	267,647	11.48%	18,714	(153,920)	132,441	9.67%
Senior Notes(2)	—	—%	500,000	—	500,000	8.875%
Revolving credit facility(4)	—	SOFR plus 7.5%	—	—	—	SOFR plus 3.5%
Total	$599,772		$518,714	$(486,045)	$632,441

(1) Excluding underwriting fees of $7.5 million and direct issuance costs of $5.2 million associated with Senior Notes
(2) Excluding unamortized debt issuance costs associated with each borrowing.
(3) Excluding an early payment penalty of $6.6 million associated with the repayment of the term loan.
(4) 2025 Revolving Credit Facility, replacing the old revolving credit facility, was closed on October 1, 2025. See Note 15 to the unaudited condensed consolidated financial statements elsewhere included in this Quarterly Report.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-months Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of September 30, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $63.2 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

In June 2025, Pagaya Receivables LLC, a wholly-owned subsidiary of the Company, repaid the outstanding balance of a 3-year loan facility (the “SVB Receivables Facility) and terminated the related LSA Agreement, which was originally executed in October 2022. Borrowings under the SVB Receivables Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (subject to a 0.00% floor) plus a margin of 3.50%. As of December 31, 2024, the outstanding principal balance under the SVB Receivable Facility was $31.9 million, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheet.

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

On July 28, 2025, the Company fully paid off the outstanding principal balance of its term loan of $332.1 million using the proceeds from the issuance of Senior Notes, as discussed above.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of September 30, 2025, the total remaining contractual obligations are approximately $43.4 million, of which $8.5 million is for the next 12 months. From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services providers. As of September 30, 2025, the total remaining contractual obligations from this purchase commitment are approximately $12.3 million, of which $6.3 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. See Note 7 for details regarding when these obligations are due.
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

For our forward flow agreements, loans purchased have a contractual performance requirement which is measured periodically over the life of the underlying loans. If the loan’s performance is below the contractual requirement, the counterparty may have first loss up until a contractual agreed limit. If the loans’ performance is below the counterparty’s first loss limit or if there is no first loss limit, then Pagaya would be required to make a payment to the counterparty such that the loans purchased would have achieved the contractual performance requirement. There is a contractual maximum loss for Pagaya’s loss protection with the counterparty taking full risk of loss beyond Pagaya’s loss protection. Our guarantee of contractual loss protection for the buyer meets the accounting definition of a derivative, and therefore we recognize, at inception and each reporting period, a liability for the fair value of the estimated loss protection payments, if any.

As of September 30, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of September 30, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $104.9 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of September 30, 2025, $39.9 million has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.
For a discussion of our long-term debt obligations and operating lease obligations as of September 30, 2025, see Note 4 and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Critical Accounting Policies and Estimates

Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in our Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2025.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of September 30, 2025 and December 31, 2024, we were exposed to credit risk on $888 million and $764 million, respectively, of investments in loans and securities held on our unaudited condensed consolidated balance sheet, with $791 million and $659 million, respectively, representing net exposure exclusive of non-controlling interests. We have a portfolio risk monitoring that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

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

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense/payments and harm the results of our operations. For additional information, see “Item 2. Liquidity and Capital Resources”.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, four officers or directors entered into 10b5-1 trading arrangements. First, Yahav Yulzari, a director and the Company’s Chief Business Officer, entered into a new 10b5-1 Plan on August 8, 2025, with an end date of March 31, 2027, to sell a maximum aggregate of 800,000 shares. Second, Avital Pardo, a director and the Company’s Deputy CEO, entered into a new 10b5-1 Plan on August 14, 2025, with an end date of December 31, 2026, to sell a maximum aggregate of 500,000 shares. Third, Gal Krubiner, a director and the Company’s Chief Executive Officer, entered into a new 10b5-1 Plan on September 18, 2025, with an end date of January 30, 2026, to sell a maximum aggregate of 350,000 shares. Lastly, Dan Petrozzo, a director of the Company, entered into a 10b5-1 Plan on August 19, 2025, with an end date of November 20, 2026, to sell a maximum aggregate of 25,000 shares.

Executive Officer Compensation Arrangement

On November 6, 2025, the Company entered into an amendment to the amended and restated employment agreement of Sanjiv Das, the Company’s President, to extend the annual supplemental payment of $750,000 reflected in Mr. Das’s amended and restated employment agreement indefinitely.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on December 11, 2024 (incorporated by reference to Exhibit 3.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on December 12, 2024)

4.1	Indenture, dated as of July 28, 2025, by and among the Pagaya US, the Guarantors and the Trustee
4.2	Form of Global Note, representing Pagaya US’s 8.875% Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)
10.1	Amendment No. 3 to the Credit Agreement, dated as of July 28, 2025, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent
10.2	Credit Agreement, dated as of October 1, 2025, among the Company and Pagaya US Holding Company LLC, as borrowers, the lenders thereto and BMO BANK N.A., as administrative agent
10.3*	Amendment No. 1 to Amended & Restated Employment agreement, dated as of November 6, 2025, between Pagaya Technologies US LLC and Sanjiv Das
18.1*	Preferability Letter from Independent Registered Public Accounting Firm
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

PAGAYA TECHNOLOGIES LTD.

Date: November 10, 2025	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: November 10, 2025	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer