Form 10-K
period 2025-12-31
Pagaya Technologies Ltd.
filed 2026-03-02
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☒	Large accelerated filer	☐	Accelerated filer	☐ Non-accelerated filer	☐	Emerging growth company
					☐	Small Reporting Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 28, 2026, the registrant had 71,237,859 Class A Ordinary Shares, no par value, outstanding and 11,288,577 Class B Ordinary Shares, no par value, outstanding, and 2,027,147 Series A Preferred Shares, no par value, outstanding.

The aggregate market value of the voting Class A Ordinary Shares by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,113,790,997, based on the closing price reported for such date on the NASDAQ. Shares of the registrant’s Class A Ordinary Shares held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

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

SELECTED DEFINITIONS

“2030 Notes” refer to the 8.875% Senior Unsecured Notes due 2030.

“ABS” refers to asset-backed securitizations.

“Adjusted EBITDA” means net income (loss) attributable to Pagaya Technologies Ltd., excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions and other one-time expenses, interest expense, depreciation expense, and provision (and benefit from) for income taxes.

“Adjusted Net Income (Loss)” means net income (loss) attributable to Pagaya Technologies Ltd., excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions and other one-time expenses.

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

“B. Riley Principal Capital II” refers to B. Riley Principal Capital II, LLC.“Capital Restructuring” refers to, collectively, the Reclassification, the Preferred Share Conversion and the Stock Split as part of the EJFA Merger.“CFPB” refers to the Consumer Financial Protection Bureau.

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

“EJFA” refers to EJF Acquisition Corp., a Cayman Islands exempted company.“EJFA Class A Ordinary Shares” refers to the class A ordinary shares, par value $0.0001 per share, of EJFA.

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

“EJFA Private Placement Warrants” refers to the 5,166,667 private placement warrants of EJFA entitling the holder to purchase one EJFA Class A Ordinary Share per warrant.“

“EJFA Public Warrants” refers to the 9,583,333 public warrants of EJFA entitling the holder to purchase one EJFA Class A Ordinary Share per warrant.

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

“FDIC” refers to the Federal Deposit Insurance Corporation.

“Financing Vehicles” refers to (i) funds managed or advised by Pagaya or one of its affiliates, (ii) securitization vehicles sponsored or administered by Pagaya or one of its affiliates, (iii) special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements, and (iv) other similar vehicles.

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

“Series A Preferred Shares” refers to the Series A Preferred Shares issued and sold pursuant to the Preferred Purchase Agreement.“SFR” refers to single-family rental properties and/or business.

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

“Theorem” refers to Theorem Technology, Inc., a Silicon Valley-based institutional asset manager.

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

v

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

•our uncertain future prospects and rate of growth;

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

PART I

Item 1. Business

History and Development of the Company

Pagaya Technologies Ltd. was incorporated on March 20, 2016 and is organized under the laws of the State of Israel. We are registered with the Israeli Registrar of Companies, registration number 51-542127-9. In February 2024, Pagaya relocated its corporate headquarters to its current New York City office. The U.S. is where we conduct our business, generate the majority of our revenue, and where all of our Partners and SFR Partners are domiciled. The mailing address of our principal executive office is 335 Madison Ave, New York, NY 10017, telephone number +1 646-710-7714. Our office in Tel-Aviv, Israel is Azrieli Sarona Bldg, 54th Floor, 121 Derech Menachem Begin, Tel-Aviv, 6701203, Israel, telephone number +972 (3) 715 0920.

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

Recent Developments

Senior Notes and New Revolving Credit Facility

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 8.875% Senior Unsecured Notes due 2030 (the “2030 Notes”). The 2030 Notes will accrue interest at a rate of 8.875% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2030 Notes will mature on August 1, 2030, unless earlier repurchased or redeemed. The 2030 Notes will be redeemable at the option of Pagaya US. At any time prior to August 1, 2027, Pagaya US may redeem the 2030 Notes, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the 2030 Notes plus a make-whole premium described in indenture governing the 2030 Notes (the “2030 Notes Indenture”), plus accrued and unpaid interest, if any, to, but not including, the redemption date. On and after August 1, 2027, Pagaya US may redeem the 2030 Notes, in whole or in part, at the redemption prices set forth in the 2030 Notes Indenture.

In July 2025, the Company fully paid off the outstanding principal balance under the Credit Agreement using the proceeds from the issuance of 2030 Notes. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On October 1, 2025, the Company refinanced the Revolving Credit Facility by way of terminating the Credit Agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% or (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%, a reduction from the prior revolving credit facility’s rate of SOFR plus 7.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions.

In December 2025, the Company repurchased approximately $6.9 million in aggregate principal amount of the outstanding 2030 Notes in several open market transactions. In February 2026, the Company repurchased additional $7.4 million aggregate principal amount of the outstanding 2030 Notes. The Company funded the repurchases using cash from its balance sheet. The

Company evaluated the repurchases as part of its ongoing capital allocation strategy and determined that the repurchases at such market prices represented an attractive use of capital, given the significant discount to par value. The Company may, from time to time, seek to make additional open market repurchases. Such repurchases or other liability management exercises, if any, will be limited in size and made upon such terms and at such prices and sizes as the Company may determine, and will depend on prevailing market conditions, the Company’s liquidity requirements and other factors.

Capital Expenditures
For a description of our principal capital expenditures and divestitures for the three years ended December 31, 2025 and for those currently in progress, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We are a product-focused technology company that deploys sophisticated data science and proprietary, AI-powered technology to enable better outcomes for financial institutions, their existing and potential customers, and institutional or sophisticated investors. Since our inception, our network has processed more than $3.6 trillion in loan applications across our consumer credit asset classes. We believe the combination of high application volume and real-time data flow enables us to enhance the accuracy and predictive power of our Al technology and rapidly adjust to evolving market conditions and consumer trends. This scale creates a powerful flywheel effect: incremental training data points from new applications, Partners, and asset classes enable enhanced intelligence, which drives better results for our Partners and investors, leading to further network growth.

While our business began with a focus on our flagship decline monetization lending product in the personal loan market, we have made significant investments in technology and infrastructure to expand our capabilities into new markets, such as auto loans and point-of-sale (POS) financing. We integrate with our Partners via APIs, requiring limited upfront investment and resulting in minimal latency in the processing of applications. This seamless connectivity allows us to act as a comprehensive utility for lenders, helping them serve more customers through a diverse range of products.

Our Product Ecosystem

We have expanded our platform beyond our foundational decline monetization capability into a comprehensive, multi-product ecosystem. These offerings allow our Partners to engage customers at different stages of the lending lifecycle—from initial marketing and application to real-time point-of-sale assessment. Our suite of products is categorized by asset class and function:

Product	Product Description	Personal Loan	Auto Loan	Point-of-Sale
Decline Monetization
Our flagship product allows Partners to automatically send rejected loan applications to our network for a "second look." This enables Partners to approve customers they would otherwise decline, increasing conversion rates without incremental risk.
		✔	✔	✔
Dual Look
Unlike the traditional second-look model where we review only declined applications, Dual Look allows us to assess applications concurrently with our Partners in real time. This parallel evaluation enables Partners to instantly present competitive offers to a wider universe of borrowers, increasing overall capture rates.
			✔	✔
First Look
First Look routes designated segments of loan applications to our network for evaluation before the Partner reviews it. This allows Partners to efficiently manage their application flow and optimize their underwriting resources while providing rapid decisioning for consumers.
✔
Affiliate Optimizer Engine
This customer acquisition tool enables Partners to originate loans through third-party affiliate channels more efficiently. By leveraging our AI network to price and underwrite traffic from these aggregators, Partners can maximize their return on acquisition spend and scale volumes outside of their organic channels.
✔
Direct Marketing Engine
Designed for proactive growth, this product utilizes our data network to help Partners target and acquire new customers through direct channels (emails and direct mail), expanding their reach beyond inbound applicants.
✔
FastPass
FastPass is designed to accelerate the transaction process. By removing friction from the verification steps for qualified borrowers, this product improves the customer experience while maintaining credit discipline.
		✔	✔

Financing Vehicles

Investors can invest in funds, securitization vehicles managed, sponsored and/or administered by Pagaya, special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements, and other similar vehicles (together, “Financing Vehicles”). These funds and vehicles offer financial instruments based on underlying assets that have been originated by Partners through our network with the assistance of our AI technology. Investors in our Financing Vehicles range from large institutional investors, such as pension funds, sovereign wealth funds, and asset management firms, to high-net-worth individuals and family offices. We believe these investors benefit from the diversity of investment opportunities offered through our network, which include different classes of consumer credit and real estate assets originated by multiple financial institutions with the assistance of our AI technology. Certain investors who invest in our Financing Vehicles are related parties and agreements with such related parties are described in “Certain Relationships and Related Person Transactions” included elsewhere in this Annual Report.

For information on how we earn revenue, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue.”

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

Our Growth Strategies

Accelerate Product-Led Growth

Our strategy for the next phase of our development is centered on product-led growth. We are focused on perfecting and expanding our suite of solutions—such as Direct Marketing Engine, Affiliate Optimizer, and FastPass—to solve fundamental challenges for lenders. By productizing our capabilities into plug-and-play solutions, we aim to become a necessary utility for lenders across the U.S., allowing them to serve more customers with improved experiences. We believe this approach creates a compounding flywheel effect: solving specific partner needs strengthens our product ecosystem, and enhancing product effectiveness deepens every partner relationship in return.

Deepen and Institutionalize Partner Relationships

We are focused on expanding our relationships with existing Partners by transitioning them from single-product users to multi-product Partners. By cross-selling additional products and features—such as deploying Decline Monetization alongside Affiliate Optimizer—we enable Partners to capture volume at multiple stages of the lending lifecycle. Furthermore, we are actively working to institutionalize these relationships through long-term agreements that establish stability and commitments around flow size, quality, and controls, mitigating the impact of cyclical changes in credit appetite.

Expand Our Network to New Enterprise Lenders

We continue to onboard new, high-potential Partners across our core asset classes of Personal Loans, Auto, and Point-of-Sale (POS). Our onboarding pipeline includes leading banks and fintechs looking to support and scale existing businesses or launch new asset classes. We leverage pre-built integrations for our full suite of products to accelerate the scaling process for new Partners, validating our product-market fit and value proposition.

Drive Capital Efficiency and Sustainable Profitability

We remain committed to building a through-the-cycle business capable of withstanding fluctuations in the macroeconomic environment. This involves maintaining disciplined underwriting while diversifying our funding sources to include asset-backed securitizations (ABS), forward flow agreements, and strategic private placements. We intend to continue optimizing our capital structure and improving unit economics to support long-term, profitable growth.

Our Team

Our people are a key reason for our success and are essential for our continued growth. Our team-oriented approach, entrepreneurial culture and overall growth trajectory, together with our competitive compensation and benefits, enable us to successfully retain our employees and to effectively recruit new talent aligned with our vision. As of December 31, 2025, we had a total of 518 “Pagayans,” or team members across the globe. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

As of December 31, 2025, our intellectual property portfolio included 10 registered and pending trademarks and one patent pending. We are also a party to various license agreements with third parties that typically grant us the right to use certain third-party technology in conjunction with our proprietary technology.

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

Risks Related to the Operations of Our Business

•We are a rapidly growing company, which may result in increased risks, uncertainties, expenses and difficulties, and it may be difficult to evaluate our future prospects.

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

•A disruption or failure in services provided by third parties could materially and adversely affect our business.

•We are exposed to risks relating to our incorporation and location in Israel.

•We could be adversely affected by the soundness of other financial institutions.

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

•Compliance with governmental laws, regulations, and covenants that are applicable to our SFR Partners’ properties or that may be passed in the future, including affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to manage customer properties and could adversely affect our growth strategy.Risks Related to Our Legal and Regulatory Environment

•Litigation, regulatory actions, consumer complaints and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

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

Risks Related to the Operations of Our Business

We are a rapidly growing company, which may result in increased risks, uncertainties, expenses and difficulties, and it may be difficult to evaluate our future prospects.

We were founded in 2016 and have experienced rapid growth in recent years in the markets we serve and we plan to continue to expand our product offerings and in existing and new markets. Assessing our business and future prospects may be difficult because of the risks and difficulties we face.

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

We have grown rapidly over the last several years, and our recent revenue and FRLPC growth rate and financial performance may not be indicative of our future performance. Our revenue and other income was $1,301.4 million and $1,032.2 million for the years ended December 31, 2025 and December 31, 2024, respectively, representing a 26% growth rate. For the years ended December 31, 2025 and December 31, 2024, we generated net income (loss) attributable to shareholders of $81.4 million and $(401.4) million, respectively, and Adjusted EBITDA of positive $371.0 million and $210.4 million, respectively. The Adjusted EBITDA increase for the year ended December 31, 2025 as compared to the prior year period reflects the impact of (i) FRLPC improvement initiatives we implemented in 2025, and (ii) disciplined cost management to improve operating efficiency and reduce vendor-related expenses in 2025. We intend to continue to make investments to support our business growth and those investments along with the potential for more challenging macroeconomic conditions could negatively impact our net income (loss) attributable to shareholders and Adjusted EBITDA.

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

Moreover, we have incurred and could experience additional losses related to our risk retention holdings as a result of poor investment performance by the Financing Vehicles. As a result of ABS issuances during 2025, our risk retention holdings have increased during 2025. Accordingly, the magnitude of potential losses has also increased. The future rate of return for any current or future Financing Vehicles may vary considerably from the historical rate of return generated by any particular Financing Vehicle, or for the Financing Vehicles as a whole. Poor performance of the Financing Vehicles could make it more difficult for us to raise new capital. Asset investors might decline to invest in future Financing Vehicles we raise, and asset investors in existing Financing Vehicles might withdraw their investments, as a result of poor performance of the Financing Vehicles in which they are invested. In fact, over the last few years certain of our fund Financing Vehicles experienced a marked increase in redemption requests, which were satisfied with either cash or “in kind,” using participation interests, as permitted under the Financing Vehicle’s organizational documents. Accordingly, poor performance may deter future investment in Financing Vehicles and thereby decrease the capital invested in the Financing Vehicles and, ultimately, our fee revenue, net income/loss and cash flow.

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

We may need to undertake workforce reductions or restructuring activities in the future. If we do, we will incur expenses associated with the separation with those employees. We may also incur additional expenses due to events associated with the reduction in workforce, for example, the reduction in workforce may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, any reduction in workforce may be disruptive to our operations. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in workforce seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. Any workforce reduction could also harm our ability to attract and retain qualified management, sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could adversely affect our business.

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

Our business and the performance of Financing Vehicles may be adversely affected by economic conditions and other factors that we cannot control. These factors include interest rates, rising inflation, the instability of the banking system, acts of war, supply chain disruptions, labor shortages, the wind-down of stimulus programs, unemployment rates, conditions in the housing market, immigration policies, government shutdowns, trade wars or other impacts of tariffs and delays in tax refunds, as well as events such as natural disasters, terrorism, catastrophes, and pandemics.

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for us, our Partners and their respective customers, and our asset investors. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting our access to capital. Challenges our Partners may face with low demand for their financial products or willingness or capacity of their customers to make payment on obligations, or the returns on other assets, may affect the success of the Financing Vehicles. For example, the personal loans acquired from our Partners are, for the most part, unsecured, and our Partners’ customers may not prioritize repayment of those loans in an economic downcycle. These factors include interest rates, rising inflation, supply chain disruptions, labor shortages, weakening exchange rates, unemployment levels, conditions in the housing market, immigration policies, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war (including the ongoing conflict in the Middle East and the ongoing Russia Ukraine conflict), terrorism, catastrophes and pandemics. We face a heightened level of interest rate risk at times when the U.S. Federal Reserve Board (the “FRB”) reverses its quantitative easing program and/or increases interest rates in an effort to reduce the level of inflation in the U.S. economy.

Although the conflict in Israel has not materially impacted our business or operations as of the date of this Annual Report, its persistence and potential escalation continue to create uncertainty, with possible long-term consequences including heightened regional instability, energy market disruptions, and adverse effects on macroeconomic conditions and financial markets. For more information, see “—Conditions in Israel and relations between Israel and other countries could adversely affect our business, including current uncertainty and instability resulting from the war between Israel and various terrorist organizations, as well as other regional hostilities.”

High interest rates could unfavorably impact demand for all refinancing loan activities and reduce demand across personal loans and home loans, including, but not limited to, any variable-rate loan products, as well as adversely impact the spending levels of borrowers and their ability and willingness to borrow money. The growth of the personal lending market has benefited from historically low interest rates and higher interest rates could slow the growth of this market and our growth could be negatively impacted. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their loan obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies, charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. Any impact to investor returns may lead to an adverse impact on our ability to raise capital which could negatively impact earnings. If the risk-free rate of return increases, investor demand for risk assets, such as consumer credit, may be impacted, which may constrain our ability to raise new funding for loan originations and have a negative impact on our results of operations. While we continue to raise new funding, the cost of capital can be expected to increase in higher interest rate environments. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans, the cost to service these loans may also increase without a corresponding increase in fees and the value of the loans held by our funds and financing vehicles could decline. Higher default rates by these borrowers may lead to lower demand by Partners, which would adversely affect our business, financial condition and results of operations. Any sustained decline in demand for investment in loans (including through our funds or financing vehicles) or any increase in delinquencies, defaults or foreclosures that result from economic downturns, may adversely affect our business, financial condition and results of operations.

While inflationary pressure has eased recently, rising inflation may adversely impact the ability of borrowers to service their debt, which could lead to deterioration of the credit performance of loans and impact investor returns, and therefore may result in lower demand from investors for assets generated on our platform and lead to constraints on our ability to fund new volume origination. In addition, rising inflation may increase our operating costs, including employee compensation and general corporate expenses, which could reduce cash flow and operating income. Although we have not experienced material impacts to our business performance from inflationary pressure, our business may be materially impacted in the future.

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

We have incurred U.S. GAAP net losses, and we may not be able to remain profitability in the future.

For the years ended December 31, 2025 and 2024, we incurred U.S. generally accepted accounting principles (“U.S. GAAP”) net income (losses) of $81.4 million and $(401.4) million, respectively. We intend to continue to develop and improve our proprietary technology, attract and develop business relationships with new and existing partners, expand our product offerings supported by our AI technology, and otherwise continue to grow our business. Revenue and related fee revenue less production costs growth and cost savings may not keep pace with our continued investments. Failure to increase revenue and FRLPC, maintain cost levels sufficiently to keep pace with our investments, or material fair value losses associated with our investments in risk retention assets could prevent us from generating GAAP net income in the future. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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

The uncertainty in the markets regarding the stability of regional banks and the safety of deposits may have a material adverse effect on our liquidity and financial condition if our ability, and the ability of our Partners, vendors, and other third parties, to access funds at their respective financial institutions and our ability to transfer cash, cash equivalents and investments to another large institutional bank are impaired. Further, such uncertainty may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all; difficulties obtaining equity or debt financing could have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations.

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

Moreover, while broader adoption, use and commercialization of AI is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding and valuation of solutions and services that incorporate AI technologies is uncertain, and the perceived value of AI technologies used by our Partners could be inaccurate. If AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Such risks and challenges could undermine public confidence in AI, which could low or even halt their adoption and negatively affect our business.

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

We have entered into several types of agreements with each of our Partners. Our commercial arrangements with these Partners are based on the type of asset class. For example, we enter into purchase agreements with our Partners, which provide the Financing Vehicles with the opportunity to acquire assets by the Partner assisted by our AI technology, that have a typical duration of one to three years with the option to extend for additional periods. The Financing Vehicles are not required to acquire specific types or amounts of assets from our Partners under such agreements. In addition, there are servicing agreements with our Partners or third parties covering the assets originated by such Partners that typically last for the life of the asset. As it relates to any specific asset, these servicing agreements require us to continue to use the Partner or their preferred third party that originated the asset for the life of such asset. See “—A disruption or failure in services provided by third parties could materially and adversely affect our business.” In addition, even during the term of our arrangement, our Partner could choose to reduce the volume of loans or other assets facilitated with the assistance of our AI technology or increase the volume that it chooses to fund and retain on its own balance sheet. We or any of our Partners may terminate our arrangement for various reasons, which may include material breaches and change in control, subject to payment of a termination fee in some cases, and Partners could decide to stop working with us, have disputes with us, ask to modify their commercial or legal terms in a manner disadvantageous to us or enter into exclusive or more favorable relationships with our competitors. In addition, capital and leverage requirements applicable to our Partners that are banks or other financial institutions subject to such requirements could result in decreased demand for our products. Further, our Partners’ respective regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. We are a service provider to Partners, and due to some of our Partners being regulated by federal and/or state regulators, including the FDIC, we are subject to audit by such Partners in accordance with the relevant guidance related to management of vendors. We are also subject to the examination and enforcement authority of certain of those regulators, including the FDIC under the Bank Service Company Act. If any of our Partners were to stop working with us, suspend, limit or cease their operations or otherwise terminate or modify adversely to us their relationship with us, the number of financial products originated by our Partners with the assistance of our AI technology could decrease and our business, financial condition and results of operations could be adversely affected.

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

We have relied upon the securitization market, committed asset-backed facilities, and forward flow agreements to provide a significant portion of the capital needed to purchase Partner assets evaluated and selected using our AI. The ability of the Financing Vehicles to provide funding at competitive rates, or at all, is essential to our business. Our ability to raise capital from asset investors for Financing Vehicles (including our ability to enter into and renew forward flow arrangements with third-party investors who establish such Financing Vehicles) depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the equity and bond markets and the asset allocation rules or investment policies to which such asset investors are then subject, could inhibit or restrict the ability of asset investors to make investments in Financing Vehicles or the asset classes in which Financing Vehicles invest.

An inability to access the securitization market, or a significant reduction in (1) liquidity in the secondary market for securitization transactions, (2) the continued acceptance of our prefunded securitization model, or (3) access to the funding market at all could have an adverse impact on the funding component of our product and, by extension, our financial position and results of operations. In addition, an inability to enter into new or maintain existing forward flow agreements, or a significant reduction in access to the funding market at all could have an adverse impact on the funding component of our product and, by extension, our financial position and results of operations.

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

Our business depends on sourcing and maintaining diverse and robust funding to enable loans or other assets from our Partners to be acquired by a Financing Vehicle. The number of asset investors in our markets where a long-term track record of performance has not been developed is often very concentrated. Were the availability of this funding to decrease, our ability to generate Network Volume and revenue will be adversely affected. Furthermore, five of the largest asset investors together contributed 46% of all ABS funding raised in 2025, compared to 54% of all ABS funding raised in 2024. New capital from asset investors may be unavailable on reasonable terms or at all beyond the current maturity dates of Financing Vehicles.

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

Currently, the majority of our Partners’ asset originations facilitated with the assistance of our AI technology are unsecured personal loans, auto loans and point-of-sale in the U.S. market. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such a market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions such as rising interest rates, rising inflation and changes in monetary policy, competition, regulatory developments and changes in consumer credit activity. For example, FICO has recently changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for unsecured personal loans. The personal lending market has also benefited from historically low interest rates, as our Partners’ customers are attracted to relatively low borrowing costs.

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

The point-of-sale market is highly sensitive to macroeconomic headwinds, such as rising inflation and interest rates, which can reduce discretionary consumer spending and decrease the average transaction value of assets. furthermore, any new consumer protection laws or change in how point-of-sale loans are regulated could increase compliance costs for our Partners or limit the availability of these products. If consumer demand for point-of-sale financing shifts towards traditional credit cards or other alternative payment methods, of if a recession leads to a contraction in retail activity, the transaction volumes and related revenues would be materially diminished.

Our success will depend, in part, on the continued growth of the unsecured personal loan market and auto loan market and point-of-sale market in the U.S., and if these markets do not further grow, or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and services, invest in loans and securities, including risk retention investments, enhance our AI technology, scale and improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt, secured borrowings, including repurchase agreements, or convertible debt financings to secure additional funds. As of the date of this Annual Report on Form 10-K, we had outstanding $160 million of 6.125% exchangeable senior notes due in October 2029 (the “2029 Notes”). Upon exchange of the 2029 Notes, we have the option to pay or deliver, as the case may be, cash, our Class A Ordinary Shares or a combination thereof. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our shareholders may experience dilution. Debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, may involve covenants restricting our operations or our ability to incur additional debt. Debt financing may also require “negative pledge” or security arrangements including, but not limited to, cash collateral agreements that restrict the availability of cash held as collateral which is the case for amounts we may borrow in the future under our existing credit agreement and other facilities. In addition, future equity financing or replacement or refinancing of any debt financings or secured borrowings, including repurchase agreements, may not be available on terms favorable to us or our shareholders, or at all.

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

We increasingly rely on partners and other third parties to provide and/or assist with certain critical aspects of our business, including: (i) customer support, (ii) collections, (iii) loan origination, (iv) data verification and (v) servicing. These partners and third parties may be subject to cybersecurity incidents, privacy breaches, service disruptions and/or financial, legal, regulatory, labor or operational issues; any of which may result in the third party providing inadequate service levels to us or our customers. For example, a significant number of consumers that apply for financial products offered by our partners are sourced through loan aggregators. These loan aggregators may provide offers to consumers from multiple lenders, and the prioritization of these offers seen by the consumer are determined in the sole discretion of the loan aggregator, and offers from our partners may or may not be displayed to consumers or may be displayed less predominantly than competing lenders. Loan aggregators also typically include the ability to terminate their agreements to provide services to our partners for any reason and at any time upon a 30 days’ notice. If a loan aggregator terminated its relationship with one of our partners, the volume of loans or financial products originated by our partners could be significantly diminished, which may in turn negatively affect our ability to purchase assets from our partners. In addition, such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. These additional regulatory requirements may impact the ability of loan aggregators to provide their services, or to provide these services on commercially reasonable terms.

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

Regulators, including the FTC and CFPB, have expressed concerns that certain AI technology may lead to unintentional bias or discrimination in an automated credit analysis process and have increased their oversight of automated systems. New and evolving laws, such as the EU AI Act and Colorado AI Act, impose strict requirements on "high-risk" AI systems. Failure to comply with these evolving standards could subject us to legal or regulatory liability, reputational harm, and/or increase our legal and compliance expenses. Pursuant to CFPB Circular 2023-03 and 2025 Supervisory Highlights, we are required to provide specific, actionable reasons for credit denials. The complexity of our AI models may make it difficult to provide these reasons with the granularity required by regulators, leading to potential violations of Regulation B. The CFPB increasingly treats discriminatory algorithmic outcomes as an Unfair, Deceptive, or Abusive Act or Practice (“UDAAP”). In 2025, the Bureau identified disparities in credit card and auto-lending models where "less discriminatory alternatives" were available, suggesting that maintaining a biased model when a more neutral one exists is a per se violation. The FTC has successfully sought "algorithmic disgorgement" in enforcement actions, requiring companies to destroy models and data weights derived from biased or improperly collected information. Such a remedy applied to us would result in the loss of proprietary intellectual property and significant operational disruption.

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

We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit. store and otherwise process large amounts of sensitive information, including personal information, credit information and other sensitive data of our Partners’ customers and other consumers providing their data to a Partner, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We rely on third parties to assist in our operations, and as a result, we manage a number of third-party vendors that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties turn to subcontractors or rely on their own service providers in outsourcing some of their responsibilities. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. Our ability to monitor third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Vulnerabilities may be exploited from inadvertent or intentional actions of our employees, independent contractors, third-party service providers, Partners, asset investors or by malicious third parties that may result in actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, cyberattacks that could lead to unauthorized persons obtaining confidential information, destruction of data, disruption or deterioration of service, sabotaged or damaged systems, as well as distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. Additional cybersecurity threats include, but are not limited to, credential harvesting, account takeovers, server malfunctions, software or hardware failures, software errors, adware, attacks enhanced or facilitated by AI, natural disasters, terrorism, war and telecommunication and electrical failures and other similar threats. Cyberattacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, credential stuffings, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply chain attacks and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

There have been and continue to be legal and regulatory developments that affect the short-term rental and long-term rental of single-family rental properties and buying and selling real estate. Private groups, such as homeowners, landlords, and condominium and neighborhood associations, have adopted contracts or regulations that purport to ban or otherwise restrict single-family rental properties, and third-party lease agreements between landlords and tenants, home insurance policies, and mortgages may prevent or restrict the ability of our customers to list their spaces. These groups and others cite concerns around affordable housing, among other issues, and some state and local governments have implemented or considered implementing rules, ordinances, or regulations governing the short-term or long-term rental of properties. Legislation in other regions also could have a material impact on the way short-term and long-term rentals are regulated. Such regulations include ordinances that restrict or ban our SFR Partners from short-term rentals, long-term rentals, set annual caps on the number of days customers can lease their homes, require customers to register with the municipality or city, or require customers to obtain permission before offering short-term rentals. Macroeconomic pressures and public policy concerns could also lead to new laws and regulations, or interpretations of existing laws and regulations, or widespread enforcement actions that limit the ability of our customers to lease their single-family residences. On January 20, 2026, President Trump signed an executive order, "Stopping Wall Street from Competing with Main Street Homebuyers," aimed at restricting large institutional investors from purchasing single-family homes. The order directs federal agencies to stop facilitating, insuring, or guaranteeing sales of these homes to institutional buyers to increase homeownership opportunities. This executive order, along with any future legislation, could restrict or discourage our customers from entering into SFR arrangements.

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

Our Class A Ordinary Shares are entitled to one vote per share, and our Class B Ordinary Shares are entitled to 10 votes per share. On June 22, 2022, the Founders, and any person or entity that, through contract, proxy or operation of law, irrevocably delegated the sole and exclusive right to vote the Class B Ordinary Shares held by such person or entity to a Founder (“Permitted Class B Owners”), received all of the Class B Ordinary Shares that were issued and outstanding. By virtue of their holdings of Class B Ordinary Shares, the Founders, in the aggregate, hold approximately 61.1% of our voting power. In addition, the Founders hold Pagaya Options which, if exercised in full and assuming no dilution of their holdings, would result in the Founders’ holding, in the aggregate, approximately 81.7% of our voting power. This percentage may increase if additional shares or derivative securities are issued to our Founders in the form of equity compensation. All outstanding Class B Ordinary Shares held by a Founder and any Permitted Class B Owners will automatically be converted into an equal number of Class A Ordinary Shares (and therefore will have one rather than 10 votes per share) on the earliest to occur of (i) (A) (1) such Founder’s employment as our officer being terminated not for cause, (2) such Founder resigning as our officer, (3) death or Permanent Disability (as defined in the Pagaya Articles) of such Founder or such Founder’s bankruptcy; provided, however, that if such Founder or such Permitted Class B Owner validly provides for the transfer of some or all of his, her or its Class B Ordinary Shares to one or more of the other Founders or Permitted Class B Owners affiliated with one or more of the other Founders in the event of death or Permanent Disability, then such Class B Ordinary Shares that are transferred to another Founder or Permitted Class B Owner affiliated with one or more of the other Founders shall remain Class B Ordinary Shares and shall not convert into an equal number of Class A Ordinary Shares or (4) the appointment of a receiver, trustee or similar official in bankruptcy or similar proceeding with respect to a Founder or his Class B Ordinary Shares and (B) such Founder no longer serving on the Pagaya Board; (ii) 90 days after such Founder is terminated for cause, subject to certain exceptions, or (iii) the earliest to occur of (A) such time as the Founders and their permitted transferees first collectively hold less than a specified percentage of our total issued and outstanding ordinary share capital – 8% as of the date of this Annual Report, which percentage will be reduced to 7.5% following the 2026 annual meeting of shareholders, and (B) the 15th anniversary of the EJFA Closing. See Exhibit 4.9 to this Annual Report for further discussion of the terms of the Pagaya Articles, including the circumstances under which a Founder’s Class B Ordinary Shares will convert into Class A Ordinary Shares. Accordingly, except with respect to the limited matters as to which Israeli corporate law requires approval by a majority of votes cast by shareholders other than controlling shareholders, and although such Founders are not parties to any voting agreement (other than the Pagaya Voting Agreement) or similar arrangement and are free to act independently of one another and without coordination or collaboration, such Founders will collectively effectively control all matters submitted to the our shareholders for the foreseeable future, including the election of directors, amendments of our organizational documents, compensation matters, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval.

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

We, our Partners, vendors, and other service providers, receive, collect, use, disclose, transmit, store and otherwise process a large volume of personally identifiable information and other sensitive data relating to individuals, such as our Partners’ customers, asset investors and our employees. Our use, receipt, and other processing of data in our business subjects us to numerous state, federal and foreign laws and regulations, addressing privacy, cybersecurity, data protection, and the receipt, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data, including, for example, the GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, TCPA, FCRA, FTC Act, and the CCPA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may be inconsistent from one jurisdiction to another.

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

A number of other U.S. states have also enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal data than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Changes in laws or regulations relating to privacy, cybersecurity, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our network, require significant changes to our operations, or even prevent us from providing our network in jurisdictions in which we currently operate and in which we may operate in the future. Moreover, the U.S.Congress has considered, and in the future will likely consider, various proposals for additional comprehensive national data privacy and cybersecurity legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized data security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our Partners’ customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our receipt, use, storage, sharing, disclosure and other processing of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, cybersecurity, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the FCRA, GLBA, CCPA and potentially other laws and regulations that may be proposed or amended, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

As our business grows, we must also remain compliant with privacy and data security laws from other jurisdictions outside of the United States and Israel, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). The EU GDPR and the UK GDPR govern the collection, use, disclosure, transfer or other processing of personal data of persons located in the European Economic Area (the “EEA”) and the United Kingdom and the data practices of companies operating in the EEA and the United Kingdom, respectively. Among other things, the EU GDPR and the UK GDPR impose requirements regarding the security of personal data and notification of data processing obligations to competent national data protection authorities, provide for lawful bases on which personal data can be processed, provide for an expansive definition of personal data and require changes to informed consent practices. In addition, the EU GDPR and the UK GDPR provide for heightened scrutiny of transfers of personal data from the EEA and the United Kingdom, to the United States and other jurisdictions that local regulators do not recognize as having “adequate” data protection laws, and impose substantial fines for breaches and violations (up to the greater of €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of an enterprise’s consolidated annual worldwide gross revenue). The EU GDPR and the UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward. Moreover, the UK Data (Use and Access) Act, which makes several modifications to the UK GDPR, received Royal Assent in June 2025, with implementation beginning in August 2025. Such modifications deviate from the GDPR and permit further deviations in the form of regulatory guidance or secondary legislation, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.

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

We are incorporated under the laws of the State of Israel, and one of our major corporate offices and certain of our facilities, including a significant portion of our research and development are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations and could materially and adversely affect our ability to continue to operate from Israel. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Terrorism and violence within Israel or the outbreak of conflicts between Israel and its neighbors, including the Palestinians, Iran, and terrorist organizations operating in the region, may adversely affect our business, operations, or personnel. On October 7, 2023, Hamas, a terrorist organization primarily based in the Gaza Strip, launched a series of attacks on Israel. As a result, on October 8, 2023, Israel officially declared a state of war, leading to a large-scale military response and the call-up of substantial numbers of reservists, including Company employees. While a ceasefire framework took effect in early 2025, regional hostilities involving Hezbollah in Lebanon and the Houthi movement in Yemen have persisted. Most recently, on February 28, 2026, the security situation escalated significantly with the commencement of a major military conflict involving the United States, the State of Israel, and Iran. This situation has led to the declaration of a nationwide state of emergency in Israel, the closure of regional airspace, and retaliatory strikes impacting multiple nations in the Middle East. While we maintain significant research and development activities in Israel, a prolonged mobilization of the regional technical workforce for military service or direct damage to Israeli facilities could disrupt our ability to maintain and enhance our AI technology . Furthermore, the intensity and duration of this active conflict are difficult to predict. These events may be intertwined with wider macroeconomic indicators of a deterioration of Israel’s economic and political standing, or a reduction in global investor appetite for risk assets, which may have an adverse effect on our ability to effectively conduct our business.Although the current conflict in Israel has not materially impacted our business or operations as of the date of this Annual Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences, which could include further regional instability, geopolitical shifts and adverse effects on trade between Israel and its trading partners, macroeconomic conditions, security conditions and financial markets. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations. Additionally, in the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to continue our operations could be materially adversely affected.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of property damage and certain direct and indirect damages that are caused by terrorist attacks or acts of war, such coverage would likely be limited, may not be applicable to our business (either due to the geographic location of our offices or the type of business that we operate) and may not reinstate our loss of revenue or economic losses more generally. Furthermore, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages, or whether such coverage would be timely provided. Any losses or damages incurred by us as a result of the conflict in Israel, or any similar conflicts in the future, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, many of our employees in Israel, including executive officers, may be called upon to perform several days of military reserve duty until they reach the age of 40 (and in some cases, depending on their military duties up to the age of 45 or even 49) and, in emergency circumstances, could be called to immediate and unlimited active duty (subject to approval by the Israeli government). Since the October 7, 2023 attacks on Israel, certain of our employees based in Israel have been called in as reservists at various times and for various periods. On February 28, 2026, a significant military conflict commenced involving the United States, the State of Israel, and Iran, significantly escalating regional hostilities. This situation has led to the declaration of a nationwide state of emergency in Israel, the closure of regional airspace, and retaliatory missile strikes impacting multiple nations in the Middle East. In immediate response, management transitioned all Israel-based employees to a full work-from-home protocol to prioritize their safety and well-being. Although our operations and business have not been materially impacted by these events as of the date of this report, our operations could be disrupted by such call-ups or additional call-ups, and direct damage to our facilities in Tel Aviv could severely disrupt our ability to operate. Such disruption could materially and adversely affect our business, financial condition and results of operations.

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

We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting as we ceased to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). This attestation report is included herein.

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

Our Founders beneficially own, in the aggregate, Ordinary Shares comprising approximately 61.1% of outstanding voting power as of December 31, 2025. This significant concentration of voting power may have a negative impact on the trading price for our Class A Ordinary Shares because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of shareholders. In addition, these shareholders will be able to exercise influence over virtually all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets (except where Israeli law requires special approvals for related party transactions). This concentration of ownership could limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other shareholders.

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

The price of our Class A Ordinary Shares, as well as the price of the public warrants, have been and may continue to be volatile in the future. Our Class A Ordinary Shares and public warrants began trading on Nasdaq on June 23, 2022 and as such have a limited public float and a short trading history to date. From January 1, 2025 to February 27, 2026, the closing price of Class A Ordinary Shares on Nasdaq ranged from as low as $8.54 to as high as $43.81 and daily trading volume ranged from approximately 698,981 to 23,974,110 shares. Broad market fluctuations may adversely affect the trading price of the Class A Ordinary Shares. In particular, a large proportion of the Class A Ordinary Shares have been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for the Class A Ordinary Shares, further influencing volatility in its market price. In addition, these and other external factors have caused and may continue to cause the market price and demand for the Class A Ordinary Shares to fluctuate substantially, which may limit or prevent our shareholders from readily selling their Class A Ordinary Shares and may otherwise negatively affect the liquidity of the Class A Ordinary Shares. The price of Class A Ordinary Shares and the price of the public warrants may fluctuate due to a variety of factors, including, without limitation:

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

Our public warrants that were issued and exchanged for EJFA Private Placement Warrants are exercisable for Class A Ordinary Shares, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Our public warrants to purchase an aggregate of 1,229,166 Class A Ordinary Shares that were issued and exchanged for EJFA Private Placement Warrants became exercisable on July 22, 2022 in accordance with the terms of a warrant agreement (as assigned, assumed and amended, the “Warrant Agreement”) between Continental Stock Transfer & Trust Company, as warrant agent, and EJFA, that was assumed by us pursuant to an assignment, assumption and amendment agreement in connection with the EJFA Merger. Following the 1-for-12 reverse share split effective March 2024, each warrant entitles the holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The exercise price of these warrants is $138 per share, or approximately $169.6 million in the aggregate, assuming none of the warrants are exercised through “cashless” exercise. As long as we have an effective registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the public warrants, the public warrants may only be exercised for cash. To the extent such warrants are exercised, additional Class A Ordinary Shares will be issued, which will result in dilution to the holders of Class A Ordinary Shares and will increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Ordinary Shares. If the trading price for our Class A Ordinary Shares is less than $138 per share, we believe holders of our public warrants that were issued and exchanged for EJFA Private Placement Warrants will be unlikely to exercise their warrants on a cash basis. On February 27, 2026, the last reported sales price of our Class A Ordinary Shares was $11.19 per share and the last reported sales price of our public warrants was $0.12 per warrant. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Ordinary Shares.

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

Future offerings of debt or equity securities may adversely affect the market price of our Class A Ordinary Shares and our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations.

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

In addition, on April 14, 2023 we entered into a Preferred Shares Purchase Agreement (the “Preferred Purchase Agreement”) with Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P (together, “Oak HC/FT”) pursuant to which we agreed to issue and sell to Oak HC/FT an aggregate of 5,000,000 Series A Preferred Shares, no par value (the “Series A Preferred Shares”), at a price of $15 per share (subject to applicable adjustment as provided in the our amended Articles of Association), for an aggregate purchase price of $75 million (the “Preferred Transaction”). In addition, we obtained shareholder approval for certain amended and restated Articles of Association of Pagaya, and the Series A Preferred Shares have the rights and preferences as set forth in our amended and restated Articles of Association. Pursuant to these amended Articles of Association, there are 6,666,666 authorized Series A Preferred Shares and we may issue and sell the balance of the authorized but unissued Series A Preferred Shares from time to time in the future. In September 2025, a total of 2,972,853 Preferred Shares were converted into 2,972,853 Class A Ordinary Shares at the option of the holders.

On October 1, 2024, through Pagaya US, issued $160 million aggregate principal amount of 2029 Notes, which are exchangeable for cash, Class A Ordinary Shares, or a combination thereof, at the election of Pagaya US. The exchange rate of the 2029 Notes is 71.4669 Class A Ordinary Shares per $1,000 principal amount of 2029 Notes (equivalent to an initial exchange price of approximately $13.99 per Class A Ordinary Share). Prior to the close of business on the business day immediately preceding July 2, 2029, the 2029 Notes will be exchangeable at the option of the holders only upon the satisfaction of one or more specified conditions. These conditions include, among others, the sale price of the Class A Ordinary Shares exceeding 130% of the initial exchange price for a specified number of trading days, (such condition, the “Sales Price Contingent Exchange Condition”). During the third quarter of 2025, the Sales Price Contingent Exchange Condition was met as the closing sale price of our Class A Ordinary Shares exceeded 130% of the exchange price for the required period and as a result, noteholders have been entitled to exchange their 2029 Notes. As of December 31, 2025, no holders have elected to exchange their Notes.

On July 28, 2025, we, through Pagaya US, issued $500 million aggregate principal amount of the 2030 Notes. The indenture governing the 2030 Notes contains financial or other covenants that limit our operational flexibility in a number of other ways, which could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;

•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future. In addition, our existing credit agreement and the indenture governing the 2030 Notes contain, and future indebtedness that we may incur may contain, financial and other restrictive covenants, as applicable, that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

If we decide to issue additional senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of Class A Ordinary Shares and may result in dilution for the owners of our Class A Ordinary Shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, will receive a distribution of our available assets prior to the holders of the Class A Ordinary Shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of the Class A Ordinary Shares, or both. Any preferred shares we have issued, or will issue in the future, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A Ordinary Shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our Class A Ordinary Shares bear the risk of our future offerings reducing the market price of Class A Ordinary Shares and diluting their shareholdings in us.

There are certain risks associated with the 2029 Notes that we issued in 2024, including the risk that the exchange of the 2029 Notes may dilute the ownership interest of existing shareholders, or may otherwise affect our per share results and depress the price of our Class A Ordinary Shares. In addition, the fundamental change and change of control provisions associated with the 2029 Notes and 2030 Notes, respectively, may delay or prevent an otherwise beneficial takeover attempt of us.

The exchange of the 2029 Notes may dilute the ownership interest of existing shareholders, or may otherwise depress the price of our Class A Ordinary Shares. Upon exchange of the 2029 Notes, we have the option to pay or deliver, as the case may be, cash, our Class A Ordinary Shares, or a combination thereof. The exchange of some or all of the 2029 Notes will dilute the ownership interests of existing shareholders to the extent we deliver Class A Ordinary Shares upon exchange of any of the 2029 Notes. Any sales in the public market of the Class A Ordinary Shares issuable upon such exchange could adversely affect prevailing market prices of our Class A Ordinary Shares. In addition, the existence of the 2029 Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated exchange of the Notes into our Class A Ordinary Shares could depress the price of our Class A Ordinary Shares.

The accounting method for reflecting the 2029 Notes on our balance sheets, accruing interest expense for the 2029 Notes and reflecting the underlying Class A Ordinary Shares in our reported diluted earnings per Class A Ordinary Share may adversely affect our reported earnings and financial condition. In accordance with applicable accounting standards, the 2029 Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2029 Notes, net of issuance costs and the original issue discount. The issuance costs and the original issue discount are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2029 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2029 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2029 Notes, which will result in lower reported income or higher reported loss. Furthermore, if any of the conditions to the exchangeability of the 2029 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2029 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders exchange their 2029 Notes and could materially reduce our reported working capital.

In addition, the indenture governing the 2029 Notes and the indenture governing the 2030 Notes contain certain provisions that allow holders to require us to purchase all or a portion of their 2029 Notes or 2030 Notes, as applicable, upon the occurrence of certain events described in the indentures. These provisions and the provisions in the indenture governing the 2029 Notes requiring an increase to the exchange rate of the 2029 Notes for exchanges in connection with a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

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

PFIC status is a factual determination that must be made annually after the close of each taxable year. We believe that we were not a PFIC for the taxable year ended December 31, 2025. The trading value of our Class A ordinary shares is likely to continue to fluctuate while the market price of the shares of U.S. listed technology companies continues to be volatile, which may affect the determination of whether we will be considered a PFIC. As our market capitalization and the composition of our income, assets, and operations are subject to change, we cannot assure you that we will not be considered a PFIC for any taxable year. It is possible that the IRS may take a contrary position with respect to our determination in any particular year. Certain adverse U.S. federal income tax consequences could apply to a United States Holder (as defined in Item 9B. “Taxation—U.S. Federal Income Tax Considerations”) if we are treated as a PFIC for any taxable year during which such United States Holder holds our Class A ordinary shares. We are not providing any U.S. tax opinion to any United States Holder concerning our potential PFIC status, and United States Holders should consult their tax advisors about the potential application of the PFIC rules to their investment in our Class A ordinary shares.

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

If a U.S. person is treated as owning (directly, indirectly, or constructively) at least 10 percent of the value or voting power of Class A Ordinary Shares, such person may be treated as a “U.S. shareholder” with respect to each of us and any of our direct and indirect foreign affiliates that is a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes. A U.S. shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of “subpart F income,” “global intangible low-taxed income” (for tax years beginning after December 31, 2017 and prior to January 1, 2026) and “net CFC tested income” (for tax years beginning after December 31, 2025), and investments in U.S. property by CFCs, regardless of whether we make any distributions. Individual U.S. shareholders of a CFC are generally not allowed certain tax deductions or foreign tax credits that are allowed to corporate U.S. shareholders. Failure to comply with applicable reporting obligations may subject a U.S. shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurance that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a CFC, whether any investor is treated as a U.S. shareholder with respect to any such CFC or furnish to any U.S. shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. Each U.S. investor should consult its advisors regarding the potential application of these rules to an investment in Class A Ordinary Shares.

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

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”)/G20 inclusive framework (the “Inclusive Framework”) on Base Erosion and Profit Shifting published a statement updating and finalizing the key components of a two-pillar plan on global tax reform. The Inclusive Framework plan has now been agreed to by more than 140 OECD members. While many countries have adopted some or all aspects of these rules, some countries have not adopted any or all of them, and many interpretive questions remain that are expected to be addressed in future guidance. In December 2025, Israel enacted Pillar Two legislation to implement a 15% global minimum tax on multinational enterprise groups with consolidated revenues exceeding €750 million in at least two of the four preceding fiscal years, effective from January 1, 2026. We are evaluating the effects of the legislation on our effective tax rate and cash tax position.

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

As an organization that has become increasingly interconnected, we have defined a set of cybersecurity principles designed to support the continuous improvement of our overall information security measures, utilizing technology and controls to protect our core assets, infrastructure, Information Systems and Data throughout the entire life cycle of our business. In addition, we are aligned with the SOC 2 Type 2 standard and, since 2019, we have been certified under ISO 27001:2013, ISO 27017:2015 & ISO 27018 (also ISO 42001 certification was achieved this year).

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

Item 3. Legal Proceedings

Please refer to Note 15. Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

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

Holders of Record

Based on a review of the information provided to us by our transfer agent, as of December 31, 2025, there were 100 registered holders of our Ordinary Shares, 81 of which were United States registered holders, including Cede & Co., the nominee of The Depository Trust Company, holding approximately 91.8% of our outstanding Ordinary Shares. The number of record holders in the United States is not representative of the number of beneficial holders nor is it representative of where such beneficial holders are resident since many of these Ordinary Shares were held by brokers or other nominees.

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

The distribution of dividends may also be limited by the Companies Law, which permits the distribution of dividends only out of retained earnings or earnings derived over the two most recent years, whichever is greater, based on audited or reviewed financial statements for a period of up to two years ended no more than six months prior to the date of distribution, provided that there is no reasonable concern that payment of a dividend will prevent a company from satisfying its existing and foreseeable obligations as they become due. Under the Pagaya Articles, dividend distributions may be determined by the Pagaya Board, without the need for shareholder approval. Payment of dividends may be subject to Israeli withholding taxes. See Exhibit 4.9 to this Annual Report for additional information.

Performance Graph

The following graph shows the cumulative total shareholder return on our Class A ordinary share compared to the cumulative total returns of the Nasdaq Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our Class A ordinary share and in each index (with the reinvestment of all dividends, as applicable) from June 23, 2022 (the date of our Class A ordinary share trading on the Nasdaq stock market) to December 31, 2025. The graph assumes the closing market price on June 23, 2022, of $72.96 per share as the initial value of our Class A ordinary share. The share price performance reflected in the graph represents past performance and should not be considered an indication of future share price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with this Annual Report and our consolidated financial statements and the related notes contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Item 1A.—Risk Factors” of this Annual Report.

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2024 in comparison to the year ended December 31, 2023 have been omitted. For such omitted discussions, refer to Pagaya’s Operating Results included in the Annual Report on Form 10-K filed with the SEC on March 12, 2025.

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

Emerging Growth Company Status

On the last business day of the second quarter in 2025, the aggregate market value of the Company’s ordinary Class A shares held by non-affiliate shareholders exceeded $700 million. As a result, we are considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act and ceased to be an “emerging growth company” as of December 31, 2025. Due to the loss of emerging growth company status, the Company is no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm evaluated and reported on the effectiveness of our internal controls over financial reporting in this Annual Report. The transition to large accelerated filer status subjects the Company to accelerated filing deadlines and additional disclosure requirements, which further aligns our reporting with other large US companies for even greater transparency.

Foreign Private Issuer Status

The Company was previously classified as a “foreign private issuer” (“FPI”) under SEC rules; however, as of June 30, 2025, the Company determined that it no longer satisfied the criteria to be an FPI. Consequently, we will be required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act. There are no material adjustments required as a result of this adjustment since we have decided to voluntarily file on U.S. domestic issuer forms with the SEC beginning in 2024. Since then, the Company has been filing its quarterly reports on Form 10-Q, current reports on Form 8-K, and its annual reports on Form 10-K. In addition, the Company has been complying with Regulation FD and the SEC’s proxy rules, with the exception of the “short-swing” profit recovery provisions of Section 16 of the Exchange Act. Beginning on January 1, 2026, our officers, directors, and principal shareholders are subject to the “short-swing” profit recovery provisions of Section 16 of the Exchange Act with respect to their purchases and sales of the Ordinary Shares.

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

Capital markets execution and contract fees are primarily earned from investors. Multiple funding channels are utilized to enable the purchase of network assets from our Partners, such as asset backed securitizations and forward flow arrangements. Capital markets execution fees are primarily earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions, while contract fees are management, performance and similar fees.
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
Key Factors Affecting Our Performance
Expanded Usage of Our Network by Our Existing Partners
Our AI technology typically enables Partners to convert a larger proportion of their application volume into originated loans, enabling them to expand their ecosystem and generate incremental revenues. Our Partners have historically seen rapid scaling of origination volume on our network shortly after onboarding and the contribution of Pagaya’s network to Partners’ total origination volume tends to increase over time. Additionally, we continue to introduce and develop new asset types, products and services, enabling Partners to expand their relationship with Pagaya and further increase origination volumes.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $3.6 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. In the year ended December 31, 2025, our top 5 ABS investors contributed approximately 46% of our total ABS funding, compared to 54% in the year ended December 31, 2024.

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
Impact of Macroeconomic Cycles and Global and Regional Conditions

We expect economic cycles to affect our financial performance and related metrics. Macroeconomic conditions, including persistent inflation, elevated interest rates, supply chain constraints, geopolitical tensions, climate-related disruptions, and evolving global conflicts, may affect consumer demand for financial products, our Partners’ ability to generate and convert customer application volume, and the availability and cost of funding from investors through our Financing Vehicles. While geopolitical instability persists in the Middle East and Eastern Europe, these conditions have transitioned into a period of fragile stabilization and market normalization as of early 2026. Following the implementation of a ceasefire framework in the Middle East in late 2025 and the long-term reorientation of global trade routes, the immediate systemic risk to energy prices and supply chains has moderated. However, the ongoing conflict between Israel, the U.S., and Iran that erupted on February 28, 2026, creates significant uncertainty. This escalation could trigger volatility in global energy prices and financial markets, which may increase our cost of capital or diminish investor appetite for risk assets. Management is actively monitoring the situation for systemic risks and has implemented immediate remote-work protocols for our Tel Aviv-based team to maintain business continuity while prioritizing employee safety. We will continue to evaluate our operational protocols as the security landscape evolves. Although these regional dynamics remain a source of uncertainty, we have not experienced material impacts on our business from this conflict, prolonged hostilities or further escalation, such as expanded sanctions, disruptions to energy markets, or broader economic fallout, could exacerbate global inflationary pressures and supply chain challenges. These factors may indirectly influence consumer credit demand, investor appetite for risk assets, and our Network Volume. We assess this risk as manageable but remain vigilant given its potential to contribute to wider economic disruptions. Macroeconomic pressures, including sustained high interest rates and inflation, continue to shape our operating environment. Central banks, including the Federal Reserve, have maintained elevated rates into early 2026 to combat inflationary trends, increasing borrowing costs and potentially straining borrowers’ ability to service debt. This could lead to higher delinquencies, defaults, and charge-offs, reducing investor returns and dampening demand for assets generated on our platform. Inflation, though moderating from its 2022-2023 peak, remains above historical norms, driving up operating costs such as employee compensation, financing expenses, and technology investments. These pressures have been partially offset by operational efficiencies and growth in application volume from our Partners, supporting net growth in Network Volume despite a higher cost of capital. Global supply chain disruptions, exacerbated by geopolitical tensions and extreme weather events linked to climate change, continue to challenge economic stability. These disruptions may indirectly affect our Partners’ ability to serve customers and could increase costs across our network. Meanwhile, the elevated risk-free rate environment has shifted investor preferences, with some favoring safer assets over consumer credit. While our ability to raise funding remains intact, the cost of capital has risen, necessitating adjustments in conversion ratios to meet investor return expectations. Strong Partner application volume has mitigated this impact, sustaining Network Volume growth through 2024 and 2025. Adverse developments in the financial sector, such as regional bank stresses, liquidity concerns, or prolonged U.S. federal debt ceiling debates, could further complicate our operating landscape. In 2024, isolated bank failures and downgrades sparked temporary market volatility, though our direct exposure remains limited. Should these events escalate into systemic liquidity issues, they could impair our Partners’ and counterparties’ ability to meet obligations, disrupt funding flows, or destabilize financial markets, adversely affecting our performance. Similarly, ongoing trade tensions, particularly between the U.S. and China, and potential tariff escalations could introduce additional uncertainty, though we have not yet seen significant effects on our operations. Economic downturns or prolonged uncertainty may pressure the performance of assets acquired by Financing Vehicles from our network. However, these conditions also provide valuable data to refine our AI technology, enhancing our ability to adapt to shifting market dynamics and deliver value to Partners and investors. Historical events like the COVID-19 pandemic and the current inflationary period have underscored the resilience of our platform, validating its outcomes even amid volatility. For a detailed discussion of uncertainties and other factors that could impact our operating results, see the “Item 1A.—Risk Factors” section in this Annual Report.

Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	($ in millions)
Network Volume	$10,534	$9,705	$8,299

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
Network AI fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. We earn AI integration fees for the creation and delivery of the assets that comprise our Network Volume. Multiple funding channels are used to enable the purchase of network assets from our Partners, such as ABS and forward flow arrangements. Capital markets execution fees are earned when a pre-funded, Pagaya-sponsored ABS vehicle is sold by underwriters, as well as upon the execution of forward flow transactions.
Contract fees. Contract fees primarily include administration and management fees, and performance fees. Administration and management fees are contracted upon the establishment of Financing Vehicles and these fees are earned as the Financing Vehicles purchase loans and as the Company provides services over their remaining lives, except for the portion of management fees that are recognized at the point in time based on contract terms.
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
Other Expenses, Net
Other expenses, net primarily consists of interest expenses from borrowings, change in the fair value of warrant liabilities and other non-recurring items.

Gains and (losses) from extinguishment of debt
Gains and (losses) from extinguishment of debt represents the difference between the reacquisition price and the net carrying amount of the retired debt. These amounts include gains from debt repurchases at a discount and losses related to early payment penalties and the write-off of unamortized deferred issuance costs and original issue discounts. Such amounts are recognized in the consolidated statements of operations upon the settlement of the underlying obligations.
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
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests in our consolidated statements of operations is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net income of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Revenue
Revenue from fees	$1,261,341	$1,004,550	$772,814
Other Income
Interest income	48,434	32,291	38,748
Investment (loss) income	(8,415)	(4,593)	489
Total Revenue and Other Income	1,301,360	1,032,248	812,051
Production costs	749,169	597,652	508,944
Technology, data and product development (2)	75,213	76,571	74,383
Sales and marketing (2)	53,591	50,404	49,773
General and administrative (2)	159,560	240,781	203,351
Total Costs and Operating Expenses	1,037,533	965,408	836,451
Operating Income (Loss)	263,827	66,840	(24,400)
Gains and (losses) on investments in loans and securities (1)	(107,030)	(404,150)	(131,315)
Other expense, net (1)	(80,417)	(83,612)	(25,453)
Gains and (losses) from extinguishment of debt (1)	(24,755)	(200)	—
Income (Loss) Before Income Taxes	51,625	(421,122)	(181,168)
Income tax (benefit) expense	(19,745)	24,576	15,571
Net Income (Loss) Including Noncontrolling Interests	71,370	(445,698)	(196,739)
Less: Net (loss) income attributable to noncontrolling interests	(10,019)	(44,292)	(68,301)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$81,389	$(401,406)	$(128,438)

Earnings (loss) per share attributable to Pagaya Technologies Ltd. ordinary shareholders:
Basic	$0.99	$(5.66)	$(2.14)
Diluted	$0.93	$(5.66)	$(2.14)

Weighted average shares outstanding:
Basic	78,336,095	70,879,807	60,038,893
Diluted	83,097,227	70,879,807	60,038,893
(1) Prior period amounts have been reclassified to conform to the current period’s presentation.

(2) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Technology, data and product development	$4,965	$8,695	$12,375
Sales and marketing	21,142	14,666	13,216
General and administrative	28,011	38,136	45,464
Total share-based compensation in operating expenses	$54,118	$61,497	$71,055

Comparison of Year Ended December 31, 2025 and 2024

Total Revenue and Other Income

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$1,261,341	$1,004,550	$256,791	26%
Interest income	48,434	32,291	16,143	50%
Investment (loss) income	(8,415)	(4,593)	(3,822)	(83)%
Total Revenue and Other Income	$1,301,360	$1,032,248	$269,112	26%
Total revenue and other income, increased by $269.1 million, or 26%, to $1,301.4 million for the year ended December 31, 2025 from $1,032.2 million for the year ended December 31, 2024. The increase was primarily driven by an increase in revenue from fees and interest income, partially offset by an increase in investment loss, net.
Revenue from fees increased by $256.8 million, or 26%, to $1,261.3 million for the year ended December 31, 2025 from $1,004.6 million for the year ended December 31, 2024. The increase was primarily due to a $215.2 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $916.1 million for the year ended December 31, 2024 to $1,131.3 million for the year ended December 31, 2025. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 9% from $9.7 billion for the year ended December 31, 2024 to $10.5 billion for the year ended December 31, 2025. These increases were partially offset by a decrease in capital markets execution fees earned from our ABS and forward flow transactions during the year ended December 31, 2025. Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $41.6 million from $88.5 million for the year ended December 31, 2024 to $130.0 million for the year ended December 31, 2025. This increase was due to higher net asset values of assets held by ABS Financing Vehicles driven by continued business growth, and an increase in performance fees, as the prior period included a reversal of performance fees.
Interest income increased by $16.1 million, or 50%, to $48.4 million for the year ended December 31, 2025 from $32.3 million for the year ended December 31, 2024. The increase in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Income (Loss) Attributable to Noncontrolling Interests.” The increase in interest income was primarily the result of changes in structure and composition of asset portfolio.
Investment loss increased by $3.8 million to a loss of $8.4 million for the year ended December 31, 2025, reflecting an impairment recorded on certain proprietary investments.

Costs and Operating Expenses

	Year Ended December 31,
	2025	2024
	(in thousands)
Production costs	$749,169	$597,652
Technology, data and product development	75,213	76,571
Sales and marketing	53,591	50,404
General and administrative	159,560	240,781
Total Costs and Operating Expenses	$1,037,533	$965,408

Production Costs

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production costs	$749,169	$597,652	$151,517	25%
Production costs increased by $151.5 million, or 25%, to $749.2 million for the year ended December 31, 2025 from $597.7 million for the year ended December 31, 2024. This increase was due to an increase in the Network Volume attributable to business growth in addition to the composition of the asset classes that make up our Network Volume.

Technology, Data and Product Development

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$75,213	$76,571	$(1,358)	(2)%

Technology, data and product development costs for the year ended December 31, 2025 decreased $1.4 million, or 2%, compared to the same period in 2024. This decrease was primarily driven by a $3.7 million decrease in compensation expenses, partially offset by a $1.9 million increase in amortization of intangible assets and a $1.0 million increased in cloud server expenses.

During the year ended December 31, 2025 and 2024, we capitalized $16.1 million and $23.0 million of software development costs, respectively. Amortization expense, including impairment charges, for capitalized software development costs was $23.9 million and $26.5 million for the year ended December 31, 2025 and 2024, respectively.

Sales and Marketing

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$53,591	$50,404	$3,187	6%
Sales and marketing costs for the year ended December 31, 2025 increased by $3.2 million compared to the same period in 2024. The increase was primarily driven by a $2.2 million increase in amortization of intangible assets and a $1.4 million increase in compensation expenses, including share-based compensation.

General and Administrative

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$159,560	$240,781	$(81,221)	(34)%

General and administrative costs for the year ended December 31, 2025 decreased by $81.2 million, or 34%, compared to the same period in 2024. The decrease was primarily driven by a $32.4 million lower loss from loan purchases, a $28.9 million decrease in transaction costs charged to general and administrative costs, and a $15.8 million decrease in compensation expenses, including share-based compensation.

Gains and (Losses) on Investments in Loans and Securities

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(107,030)	$(404,150)	$297,120	74%

Losses on investments in loans and securities for the year ended December 31, 2025 decreased $297.1 million compared to the same period in 2024. The decrease was primarily due to a $316.7 million reduction in credit-related impairment loss on certain investments from $412.1 million in the prior period to $95.4 million in the current period, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, as well as fair value option gains from ABS resecuritizations at lower interest rates during the current period. Of the credit-related impairment loss of $95.4 million in the current period, $16.7 million is attributable to the noncontrolling interest in certain VIEs and accordingly, is not attributable to Pagaya Shareholders. These improvements were partially offset by a $26.2 million increase in losses (net of gains) from the sale of certain investments in the current period.

Other Expenses Net

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Other expenses, net	$(80,417)	$(83,612)	$3,195	4%
Other expenses, net for the year ended December 31, 2025 decreased by $3.2 million, compared to the same period in 2024. The decrease was primarily due to a favorable impact of $5.9 million from a release of contingent liability associated with the acquisition of Theorem and lower interest expenses of $4.8 million from the issuance of $500 million aggregate principal amount of the 2030 Notes and the use of proceeds therefrom that reduced our cost of capital. These decreases were partially offset by an unfavorable impact of $6.2 million from the change in fair value of a warrant liability.

Gains and (Losses) From Extinguishment of Debt

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Gains and (losses) from extinguishment of debt	$(24,755)	$(200)	$(24,555)	NM
NM: Not Meaningful

Loss from extinguishment of debt is $25.5 million one-time loss related to the write-off of deferred issuance costs and the early payment penalty from the repayment of the outstanding principal balance of the term loan and certain secured borrowings using the proceeds from the issuance of the 2030 Notes. This loss was partially offset by a $0.7 million net gain from the repurchase of $6.9 million aggregate principal amount of outstanding 2030 Notes at 87.4% of the principal amount. This gain includes the write-off of associated pro rata unamortized debt issuance costs.

Income Tax (Benefit) Expense

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(19,745)	$24,576	$(44,321)	(180)%
Income tax expense for the year ended December 31, 2025 decreased by $44.3 million, compared to the same period in 2024. The change from income tax expense to benefit was primarily driven by a reduction in uncertain tax positions, a tax benefit recognized for interest expense deduction, and accelerated deduction following the enactment of the new U.S. tax law in the year ended December 31, 2025.

Net Loss Attributable to Noncontrolling Interests

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(10,019)	$(44,292)	$34,273	77%

Net loss attributable to noncontrolling interests in the year ended December 31, 2025 decreased by $34.3 million, or 77%, compared to the same period in 2024. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net loss of the consolidated VIEs held by other investors in the VIE for which we had no economic rights. This amount was the result of a lower credit-related impairment loss of $33.3 million on the risk retention holdings. For further information, see “—Total Revenue and Other Income” and “—Gains and (losses) on Investments in Loans and Securities.”

Reconciliation of Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with U.S. GAAP, we use the non-GAAP financial measures FRLPC, FRLPC as percentage of Network Volume (FRLPC %), Adjusted Net Income (Loss) and Adjusted EBITDA to provide investors with additional information about our financial performance and to enhance the overall understanding of the results of operations by highlighting the results from ongoing operations and the underlying profitability of our business. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.
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
To address these limitations, we provide a reconciliation of FRLPC, FRLPC %, Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable U.S. GAAP measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view FRLPC, FRLPC %, Adjusted Net Income (Loss) and Adjusted EBITDA in conjunction with their respective related U.S. GAAP financial measures.

FRLPC, FRLPC %, Adjusted Net Income (Loss) and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income (Loss) and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 are summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fee Revenue Less Production Cost (FRLPC)	$512,172	$406,898	$263,870
Fee Revenue Less Production Costs % (FRLPC %)	4.9%	4.2%	3.2%
Adjusted Net Income	$275,318	$66,866	$16,556
Adjusted EBITDA	$370,987	$210,378	$82,022
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

Adjusted Net Income is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions and other one-time expenses. Adjusted EBITDA is defined as net income (loss) attributable to our shareholders excluding share-based compensation expense, change in fair value of warrant liability, change in fair value of contingent liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions and other one-time expenses, interest expense, depreciation and amortization expense, and provision (and benefit from) for income taxes.
These items are excluded from our Adjusted Net Income and Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful.

We believe FRLPC, FRLPC %, Adjusted Net Income and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included FRLPC, FRLPC %, Adjusted Net Income and Adjusted EBITDA in this report because these are key measurements used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. However, this non-

GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP financial measures used by other companies.

The following tables present a reconciliation of FRLPC to Operating Income, and Adjusted EBITDA to Net Income Attributable to Pagaya Technologies, Ltd., in each case the most directly comparable U.S. GAAP measures ($ in thousands, unless otherwise noted):

	Year Ended December 31,
	2025	2024	2023
Operating Income (Loss)	$263,827	$66,840	$(24,400)
Add: Technology, data and product development	75,213	76,571	74,383
Add: Sales and marketing	53,591	50,404	49,773
Add: General and administrative	159,560	240,781	203,351
Less: Interest income	48,434	32,291	38,748
Less: Investment (loss) income	(8,415)	(4,593)	489
Fee Revenue Less Production Costs (FRLPC)	$512,172	$406,898	$263,870
Network Volume (in millions)	$10,534	$9,705	$8,299
Fee Revenue Less Production Costs % (FRLPC %)	4.9%	4.2%	3.2%

	Year Ended December 31,
	2025	2024	2023
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$81,389	$(401,406)	$(128,438)
Adjusted to exclude the following:
Share-based compensation	54,118	61,497	71,055
Fair value adjustment to contingent liability	(5,907)	—	—
Fair value adjustment to warrant liability	3,830	(2,349)	1,842
Impairment loss on certain investments, net	98,321	394,484	52,381
Write-off of capitalized software and other assets	4,920	3,245	1,938
Restructuring expenses	1,392	3,583	5,450
Transaction-related expenses	23	2,095	6,153
Non-recurring expenses (1)	37,232	5,717	6,175
Adjusted Net Income	$275,318	$66,866	$16,556
Adjusted to exclude the following:
Interest expenses	85,337	90,183	30,740
Income tax (benefit) expense	(19,745)	24,576	15,571
Depreciation and amortization	30,077	28,753	19,155
Adjusted EBITDA	$370,987	$210,378	$82,022
(1) 2025 amount includes a loss of $24.8 million from extinguishment of debt.
Liquidity and Capital Resources
As of December 31, 2025 and December 31, 2024, the principal sources of liquidity were cash and cash equivalents, and restricted cash and cash equivalents of $288.3 million and $226.5 million, respectively.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowings, including repurchase agreements. We may also raise additional capital, including through borrowings under the credit facility (see further description of the credit facility below in the section titled “2025 Revolving Credit Facility”) or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Senior Note,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowings, or equity financing. The rates, terms, covenants and availability of such additional financing is not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI Technology.

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

In addition, we will receive the proceeds from any exercise of any public warrants in cash. Each public warrant that was issued and exchanged for each EJFA Private Placement Warrant in the EJFA Merger entitles the holder thereof to purchase one Class A Ordinary Share at a price of $138 per share (as adjusted for the 1-for-12 reverse share split). Following the 1-for-12 reverse share split effective March 2024, each warrant entitles the holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The aggregate amount of proceeds could be up to $169.6 million if all such warrants are exercised for cash. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity.

As of February 27, 2026, the price of our Class A Ordinary Shares was $11.19 per share. We believe the likelihood that warrant holders will exercise their public warrants that were issued in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants that were issued in the EJFA Merger. To the extent the public warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms. See “Item 1A.—Risk Factors” in this Annual Report.

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

To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by securitization vehicles (“Risk Retention”). In addition to these mandatory holdings, we may hold other interests in our securitization vehicles (“Additional Investments”). Additional Investments consist of interests acquired on a discretionary basis, as well as interests previously classified as Risk Retention for which the regulatory holding requirements have expired. We may purchase these Additional Investments to facilitate the execution of specific securitization transactions, or for investment purposes where we believe the risk-adjusted return is attractive. We may also sell Additional Investments when we view the market opportunity as attractive.

The following table presents the carrying value (fair value) of our investments in loans and securities as of December 31, 2025 and 2024 distinguishing between our Risk Retention and Additional Investments (in thousands):

	December 31,	December 31,
	2025	2024
Risk Retention
Notes	$99,640	$27,829
Certificates	404,618	386,930
Total Risk Retention	$504,258	$414,759

Additional Investments
Notes	$308,551	$212,444
Certificates	127,882	146,313
Loans	4,578	4,893
Total Additional Investments	$441,011	$363,650

Total Investments in Loans and Securities	$945,269	$778,409

As of December 31, 2025, our Total Risk Retention represented approximately 53% of our total investments in loans and securities. Our Additional Investments totaled $441.0 million at fair value, increased by $77.4 million compared to December 31, 2024.

In the ordinary course of business, we enter into certain financing arrangements to finance our investments in loans and securities, including both our Risk Retention and Additional Investments. From time to time, the Company makes cash deposits that serve to collateralize guarantees for related transactions, included in restricted cash and cash equivalents on the consolidated balance sheets. For further information, see Note 5 and Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$238,620	$47,751	$(21,659)
Net cash used in investing activities	$(309,710)	$(479,876)	$(381,457)
Net cash provided by financing activities	$129,601	$436,688	$289,096
Operating Activities

Our primary uses of cash in operating activities are for ordinary course of business, with the primary use related to employee and personnel-related expenses. As of December 31, 2025, we had 518 employees (242 in the U.S and 276 in Israel), compared to 553 employees (286 in the U.S. and 267 in Israel) on December 31, 2024. During the first and second quarters of 2024, we reduced our headcount by over 20% across our Israel and U.S. offices. This reduction in workforce enabled us to streamline our operations resulting in cost savings.
Net cash provided by operating activities for the year ended December 31, 2025 was $238.6 million, an increase of $190.9 million from net cash provided by operating activities of $47.8 million for the year ended December 31, 2024. This reflects our net income including noncontrolling interests of $71.4 million, adjusted for non-cash charges of $240.5 million and net cash outflows of $73.3 million from changes in our operating assets net of operating liabilities.

Non-cash charges primarily consisted of (1) impairment losses on investments in loans and securities, which decreased by $299.2 million driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, of which $16.7 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $7.4 million, (3) depreciation and amortization, which increased by $1.3 million primarily from capitalized software, (4) fair value adjustment to warrant liability, which increased by $6.2 million driven by changes in the market price of our Class A Ordinary Shares, and (5) loss from extinguishment of debt of $17.9 million associated with the repayment of term loan.

Our net cash flows resulting from changes in operating assets and liabilities decreased by $54.6 million to net cash outflows of $73.3 million for the year ended December 31, 2025 compared to net cash outflows $18.7 million for the same period in 2024.

Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and investments in equity method and other investments.

For the year ended December 31, 2025, net cash used in investing activities totaled $309.7 million, primarily driven by purchases of risk retention assets. These purchases of risk retention assets amounted to $632.2 million, a decrease of $61.8 million compared to the prior period, driven by diversified funding channels, including asset-backed securitization, pass-through and forward flow transactions, in the current period. This cash outflow was partially offset by proceeds received from existing risk retention assets, which totaled $352.2 million, an increase of $105.7 million compared to the prior period.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities of $129.6 million was primarily attributable to $500.0 million of proceeds from the issuance of the 2030 Notes and $356.0 million of proceeds from secured borrowing, partially offset by $353.7 million and $341.4 million of repayments made to term loan and secured borrowing, respectively, and $25.8 million of distributions made to noncontrolling interests.

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

Senior Notes

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 8.875% Senior Unsecured Notes due 2030 (the “2030 Notes”). The 2030 Notes will accrue interest at a rate of per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2030 Notes will mature on August 1, 2030, unless earlier repurchased or redeemed. The 2030 Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and each of the Company’s subsidiaries (other than Pagaya US) that is a guarantor under its existing credit agreement (collectively, the “Guarantors”). The 2030 Notes and the related note guarantees will be senior unsecured obligations of Pagaya US and the Guarantors.

The 2030 Notes will be redeemable at the option of Pagaya US. At any time prior to August 1, 2027, Pagaya US may redeem the 2030 Notes, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the 2030 Notes plus a make-whole premium described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On and after August 1, 2027, Pagaya US may redeem the 2030 Notes, in whole or in part, at the redemption prices set forth in the 2030 Notes Indenture.

In addition, at any time prior to August 1, 2027, Pagaya US may, from time to time, redeem up to 40% of the aggregate principal amount of the 2030 Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price set forth in the 2030 Notes Indenture, if not less than 50% of the aggregate principal amount of the 2030 Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering.

On July 28, 2025, the Company fully repaid $332.1 million of outstanding principal of its term loan under the Credit Agreement, using the net proceeds from the issuance of the 2030 Notes. Additionally, subsequent to the issuance of the 2030 Notes, the Company repaid $184.4 million of secured borrowing as of December 31, 2025. These repayments reflect the Company’s ongoing strategy to optimize its capital structure by reducing higher-cost debt and extending debt maturities. As a result of these transactions, the Company recognized a loss of $24.8 million, related to the write-off of unamortized deferred issuance costs and an early payment penalty associated with the term loan. This loss is reflected in “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations.

In December 2025, the Company repurchased $6.9 million aggregate principal amount of the outstanding 2030 Notes at a price equal to 87.4% of the principal amount. The Company paid total consideration of $6.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance costs, is reported within “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $493.1 million as of December 31, 2025.

In February 2026, the Company repurchased $7.4 million aggregate principal amount of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount. The Company paid total consideration of $6.5 million, excluding accrued interest, resulting in a $0.8 million gain on extinguishment of debt. This gain is net of the written-off carrying value. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $485.7 million.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-months Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $86.6 million, which is recorded within secured borrowing on the consolidated balance sheets.

In June 2025, Pagaya Receivables LLC, a wholly-owned subsidiary of the Company, repaid the outstanding balance of a 3-year loan facility (the “SVB Receivables Facility) and terminated the related LSA Agreement, which was originally executed in October 2022. Borrowings under the SVB Receivables Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 0.00% floor) plus a margin of 3.50%. As of December 31, 2024, the outstanding principal balance under the SVB Receivable Facility was $31.8 million, which is recorded within secured borrowing on the consolidated balance sheets.

Exchangeable Notes

On October 1, 2024, Pagaya US issued $160 million in aggregate principal amount of 6.125% exchangeable notes due 2029 (the “2029 Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers.

The 2029 Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025, and mature on October 1, 2029, unless earlier repurchased, redeemed, or exchanged. The 2029 Notes are exchangeable for cash, Class A Ordinary Shares of the Company, or a combination of both, at the Company’s discretion, subject to certain conditions.

The 2029 Notes are senior, unsecured obligations of Pagaya US and are fully and unconditionally guaranteed on a senior, unsecured basis by the Company. The 2029 Notes rank equally in right of payment with other senior, unsecured indebtedness and are structurally subordinated to all existing and future liabilities of Pagaya US’s subsidiaries.

The initial exchange rate of the 2029 Notes is 71.4669 Class A Ordinary Shares per $1,000 principal amount of 2029 Notes (which is equivalent to an initial exchange price of approximately $13.99 per share). The exchange rate will be subject to adjustment upon the occurrence of certain events. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the indenture governing the 2029 Notes (“the 2029 Notes Indenture”)) or if Pagaya US redeems the 2029 Notes, Pagaya US will, in certain circumstances, increase the exchange rate by a number of additional Class A Ordinary Shares for a holder who elects to convert its 2029 Notes in connection with such make-whole fundamental change or to convert its 2029 Notes called for redemption during the related redemption exchange period.

Prior to the close of business on the business day immediately preceding July 2, 2029, the 2029 Notes will be exchangeable at the option of the holders only upon the satisfaction of one or more specified conditions. These conditions include, among others, the sale price of the Class A Ordinary Shares exceeding 130% of the initial exchange price for a specified number of trading days. On or after July 2, 2029 until the close of business on the second scheduled trading day immediately preceding October 1, 2029, the 2029 Notes will be exchangeable at the option of the holders at any time regardless of the specified conditions.

The 2029 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the option of Pagaya US at any time, and from time to time, on or after October 5, 2027 and on or before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the 2029 Notes are “Freely Tradable” (as defined in the 2029 Notes Indenture), and all accrued and unpaid additional interest, if any, has been paid in full as of the first interest payment date occurring on or before the related “Redemption Notice Date” (as defined in the 2029 Notes Indenture); and (ii) the last reported sale price per Class A Ordinary Share exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the related redemption notice date; and (2) the trading day immediately before the Redemption Notice Date. However, the Company may not redeem less than all of the outstanding 2029 Notes unless at least $50.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the related Redemption Notice Date. In addition, calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to such 2029 Note called for redemption, in which case the exchange rate applicable to the exchange of such 2029 Note called for redemption will be increased in certain circumstances if it is exchanged during the related “Redemption Exchange Period” (as defined in the 2029 Notes Indenture).

If a “Fundamental Change” (as defined in the 2029 Notes Indenture) of the Company occurs, then, subject to a limited exception, noteholders may require Pagaya US to repurchase their 2029 Notes for cash. The repurchase price will be equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

On July 28, 2025, the Company fully paid off the outstanding principal balance of its term loan of $332.1 million using the proceeds from the issuance of the 2030 Notes, as discussed above.

As a result of this transaction and the repayment of outstanding balance under the Credit Agreement, the Company has incurred a loss of $23.9 million during the year ended December 31, 2025, related to the write-off of deferred issuance costs and an early payment penalty, reported within “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of December 31, 2025, the total remaining contractual obligations are approximately $42.2 million, of which $10.1 million is for the next 12 months. From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services provider. As of December 31, 2025, the total remaining contractual obligations from this purchase commitment are approximately $10.7 million, of which $6.3 million is for the next 12 months. We may pay more than the minimum purchase commitment based on usage. See Note 15 for details regarding when these obligations are due.
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

For our forward flow agreements, loans purchased have a contractual performance requirement which is measured at every reporting period for a specified time period as provided for in the agreement. If the loan pool’s performance is below the contractual requirement, the counterparty may have first loss up until a contractual agreed limit. If the loans’ performance is below the counterparty’s first loss limit or if there is no first loss limit, then Pagaya would be required to make a payment to the counterparty such that the loans purchased would have achieved the contractual performance requirement. There is a contractual maximum loss for Pagaya’s loss protection with the counterparty taking full risk of loss beyond Pagaya’s loss protection. Our guarantee of contractual loss protection for the buyer meets the accounting definition of a derivative, and therefore we recognize, at inception and each reporting period, a liability for the fair value of the estimated loss protection payments, if any.

As of December 31, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of December 31, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $120.2 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of December 31, 2025, $46.0 million has been segregated and recognized within restricted cash and cash equivalents, of which $12.9 million has been accrued within accrued expenses and other liabilities in the consolidated balance sheets in accordance with these contractual requirements.
For a discussion of our debt obligations and operating lease obligations as of December 31, 2025, see Note 8 and Note 14, respectively, to our consolidated financial statements included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles, which we contractually administer. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 6 to the consolidated financial statements elsewhere included in this Annual Report.
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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of December 31, 2025 and 2024, we were exposed to credit risk on $945 million and $764 million, respectively, of investments in loans and securities held on our consolidated balance sheets, with $871 million and $659 million, respectively, representing net exposure exclusive of non-controlling interests. We have a portfolio risk monitoring process that includes internal monitoring as well as competitor / market assessments, macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of December 31, 2025 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	December 31, 2025
Credit loss rate increase of 100 basis point	$(112.8)
Credit loss rate decrease of 100 basis point	$131.3

These scenarios illustrate a hypothetical, instantaneous shift in the value of our investments in loans and securities and do not represent management's performance expectations. As of December 31, 2025, our portfolio is comprised of 43% notes and 56% certificates. Of the current portfolio, 42% was originated in 2025, 39% in 2024 and 19% in 2023 and prior. We would normally expect more seasoned vintages and more senior investments to be less impacted by changes in credit loss rates. To manage this risk, management integrates these sensitivities into our continuous portfolio monitoring and stress-testing framework, ensuring our operations and capital structure remains resilient to such fluctuations.

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

Discount Rate Risk

The discount rate risk refers to the risk of loss of future earnings, values or future cash flows that may results from change in market discount rates. The fair values of loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the interest rates.

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of December 31, 2025 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	December 31, 2025
Discount rate increase of 100 basis point	$(7.2)
Discount rate decrease of 100 basis point	$5.2

These scenarios illustrate potential market shifts rather than internal forecasts. While changes in market discount rates—reflecting the required rate of return for market participants—can influence the estimated fair value of our loans and securitization notes and certificates, management incorporates these hypothetical fluctuations into our proactive capital allocation and deal execution strategies. This modeling ensures we maintain operational stability and consistent access to funding across varying market conditions.

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

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements as required under Item 8 are attached hereto starting on page F-1 of this Annual Report. The audit report of Kost Forer Gabbay & Kasierer, a member of EY Global, an independent registered public accounting firm, is included within the attached audited consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Our independent registered accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director and Officer Trading Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, one officer or director entered into 10b5-1 trading arrangements. On December 16, 2025, Tami Rosen, a director and Chief Development Officer of the Company, entered into a new 10b5-1 Plan, with an end date of July 31, 2026, to sell a maximum aggregate of 40,000 shares.

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

PFIC status of Pagaya

The legislative history of the relevant Code provisions indicates that the total value of a publicly-traded foreign corporation’s assets generally will be treated as equal to the sum of the aggregate value of its outstanding stock plus its liabilities for purposes of the asset test, and publicly-traded foreign corporations often employ such market capitalization method to value their assets. PFIC status is a factual determination that must be made annually after the close of each taxable year. We believe that we were not a PFIC for the taxable year ended December 31, 2025. The trading value of our Class A ordinary shares is likely to continue to fluctuate while the market price of the shares of U.S. listed technology companies continues to be volatile, which may affect the determination of whether we will be considered a PFIC. As our market capitalization and the composition of our income, assets, and operations are subject to change, we cannot assure you that we will not be considered a PFIC for any taxable year. It is possible that the IRS may take a contrary position with respect to our determination in any particular year. Certain adverse U.S. federal income tax consequences could apply to a United States Holder if we are treated as a PFIC for any taxable year during which such United States Holder holds our Class A ordinary shares. Under the PFIC rules, if we were considered a PFIC at any time that a United States Holder holds our Class A ordinary shares, we would continue to be treated as a PFIC with respect to such holder’s investment unless (i) we cease to be a PFIC, and (ii) the United States Holder has made a “deemed sale” election under the PFIC rules.

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

Other Information

The other information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

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
4.10
Indenture, dated as of October 1, 2024, by and among the Company, Pagaya US and the Trustee (incorporated by reference to Exhibit 4.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on October 1, 2024)

4.11
Form of Global Note, representing Pagaya US’s 6.125% Exchangeable Senior Notes due 2029 (included as Exhibit A to the Indenture referenced in Exhibit 4.10 hereto, which is incorporated by reference to Exhibit 4.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on October 1, 2024)

4.12
Indenture, dated as of July 28, 2025, by and among the Company, Pagaya US and the Trustee (incorporated by reference to Exhibit 4.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on July 28, 2025)

4.13
Form of Global Note, representing Pagaya US’s 8.875% Senior Notes due 2030 (included as Exhibit A to the Indenture referenced in Exhibit 4.12 hereto, which is incorporated by reference to Exhibit 4.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on July 28, 2025)

10.1†
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Pagaya Technologies Ltd., EJF Acquisition Corp. and Rigel Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Pagaya Technologies Ltd. Registration Statement on Form F-4 filed with the SEC on April 7, 2022)

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

10.17
General Release and Settlement Agreement between Amol Naik and Pagaya Technologies US LLC (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024)

10.18
Employment Agreement between Gal Krubiner and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.2 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.19
Employment Agreement between Yahav Yulzari and Pagaya Technologies Ltd. (incorporated by reference to Exhibit 10.3 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.20
Employment Agreement between Tami Rosen and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.4 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.21
Employment Agreement between Avital Pardo and Pagaya Technologies Ltd. (incorporated by reference to Exhibit 10.21 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

10.22
Employment Agreement between Sanjiv Das and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.22 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

10.23
Employment Agreement between Evangelos Perros and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.23 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

10.24
Underwriting Agreement, dated March 13, 2024, between Pagaya Technologies Ltd. and Citigroup Global Markets Inc. and Jefferies LLC, as representatives of the several underwriters (incorporated by referenced to Exhibit 1.1 of Form 6-K filed with the SEC on March 18, 2024)

10.25
Amendment No. 1 to the Credit Agreement, dated as of September 26, 2024, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on October 1, 2024)

10.26
Amendment No. 2 to Credit Agreement, dated as of November 5, 2024, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.27
Amendment No. 3 to Credit Agreement, dated as of July 28, 2025, among the Company as a borrower, Pagaya US as a borrower, the Lenders and Acquiom, as administrative agent (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 8-K filed with the SEC on July 28, 2025)

10.28
Credit Agreement, dated as of October 1, 2025, by and among Pagaya Technologies Ltd. and Pagaya US Holding Company LLC, as the borrowers, the several lenders party thereto and BMO Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 2, 2025)

10.29
Amendment No.1 to the Employment Agreement between Tami Rosen and Pagaya Technologies US LLC (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025)

10.30
Amendment No. 1 to the Employment Agreement between Sanjiv Das and Pagaya Technologies US LLC (incorporated by reference to Exhibit 10.3 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025)

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
97.1
Incentive Compensation Recoupment Policy, approved by the Board on November 29, 2023 (incorporated by reference to Exhibit 97.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

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

PAGAYA TECHNOLOGIES LTD.

Date: March 2, 2026	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: March 2, 2026	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 2, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Gal Krubiner Gal Krubiner	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026

/s/ Evangelos Perros Evangelos Perros	Chief Financial Officer (Principal Financial Officer)	March 2, 2026

/s/ Cory Vieira Cory Vieira	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2026

/s/ Avi Zeevi Avi Zeevi	Chairman	March 2, 2026

/s/ Tami Rosen Tami Rosen	Director	March 2, 2026

/s/ Harvey Golub Harvey Golub	Director	March 2, 2026

/s/ Avital Pardo Avital Pardo	Deputy Chief Executive Officer and Director	March 2, 2026

/s/ Dan Petrozzo Dan Petrozzo	Director	March 2, 2026

/s/ Alison Davis Alison Davis	Director	March 2, 2026

/s/ Asheet Metha Asheet Mehta	Director	March 2, 2026

/s/ Yahav Yulzari Yahav Yulzari	Deputy Chief Executive Officer and Director	March 2, 2026

PAGAYA TECHNOLOGIES LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

INDEX

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pagaya Technologies Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pagaya Technologies Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable convertible preferred shares and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments in Securities – Level 3 Investments

Description of the Matter

At December 31, 2025, the Company’s Level 3 investments in certificates and subordinated notes at fair value totaled $872,976 thousand. As described in Notes 2 and 10 to the consolidated financial statements, investments in securities categorized as Level 3 investments include subordinated notes and certificates which are measured at fair value on a recurring basis (the "investments"). The estimate of fair value of these investments requires significant judgment. The Company uses a discounted cash flow model to estimate the fair value of these investments based on the present value of estimated future cash flows. The cash flow model uses unobservable inputs and reflects management's best estimates of the assumptions a market participant would use to calculate fair value of the particular investment. Primary inputs that require significant judgment include discount rates, net credit loss expectations, expected prepayment rates and consideration of any optional redemption features in the Company's investments.

We identified the valuation of Level 3 investments as a critical audit matter due to the significant judgments involved in estimating fair value, including the selection of valuation methodologies and the development of unobservable inputs. This required a high degree of auditor judgment and extensive audit effort, including the involvement of fair value specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding, tested the design and operating effectiveness of controls over the Company’s Level 3 investments valuation process. This included controls over management’s assessment of the valuation methodologies and the unobservable inputs and assumptions used in determining fair value.

Our audit procedures related to the estimation of the fair value of Level 3 investments included evaluating the appropriateness of the valuation methodologies used for Level 3 investments, testing the accuracy and completeness of the data used in estimating fair value, and, for a sample of the Company’s Level 3 investments, independently developing fair value estimates with the involvement of our valuation specialists and comparing them to the Company’s estimates. In developing our independent fair value estimates, we considered current economic conditions, historical results and trends of the significant assumptions related to the underlying assets of the investments.

/s/KOST FORER GABBAY & KASIERER
A Member of EY Global
We have served as the Company's auditor since 2018.
Tel-Aviv, Israel
March 2, 2026

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pagaya Technologies Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Pagaya Technologies Ltd.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pagaya Technologies Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable convertible preferred shares and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
March 2, 2026

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024 (In thousands, except share amounts)

	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$235,329	$187,921
Restricted cash and cash equivalents	53,020	38,597
Fees receivables (1)(2)	153,250	127,114
Investments in loans and securities (1)	945,269	778,409
Equity method and other investments	13,518	21,933
Right-of-use assets	30,578	36,876
Property, equipment and software, net	30,221	37,974
Goodwill	22,903	23,062
Intangible assets, net	7,661	12,821
Other assets (2)	54,165	26,365
Total Assets	$1,545,914	$1,291,072
Liabilities and Shareholders’ Equity
Accounts payable	$3,931	$6,992
Accrued expenses and other liabilities	74,635	45,362
Operating lease liabilities	34,212	37,064
Income taxes payable and other tax liabilities	18,687	41,217
Warrant liability	4,723	893
Secured borrowing	193,892	176,089
Exchangeable notes	148,782	146,342
Long-term debt	481,598	321,317
Total Liabilities	960,460	775,276
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 2,027,147 and 5,000,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation preference of $60,814 and $150,000 as of December 31, 2025 and 2024, respectively.	30,103	74,250
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 70,747,357 and 61,227,672 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 11,288,577 and 12,652,310 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Additional paid-in capital	1,390,990	1,282,022
Accumulated other comprehensive loss	(48,319)	(11,488)
Accumulated deficit	(862,654)	(944,043)
Total Pagaya Technologies Ltd. shareholders’ equity	480,017	326,491
Noncontrolling interests	75,334	115,055
Total shareholders’ equity	555,351	441,546
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,545,914	$1,291,072
(1) Accrued interest receivable of $14.3 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.
(2) Includes related party fee receivables of $106.9 million and $99.4 million, and related party other assets of $42.6 million and $15.2 million, as of December 31, 2025 and 2024, respectively. See Note 17 for additional information regarding transactions with related parties.

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEAR ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands, except share and per share data)

	2025	2024	2023
Revenue
Revenue from fees (1)	$1,261,341	$1,004,550	$772,814
Other Income
Interest income	48,434	32,291	38,748
Investment (loss) income	(8,415)	(4,593)	489
Total Revenue and Other Income	1,301,360	1,032,248	812,051
Production costs	749,169	597,652	508,944
Technology, data and product development	75,213	76,571	74,383
Sales and marketing	53,591	50,404	49,773
General and administrative	159,560	240,781	203,351
Total Costs and Operating Expenses	1,037,533	965,408	836,451
Operating Income (Loss)	263,827	66,840	(24,400)
Gains and (losses) on investments in loans and securities (2)	(107,030)	(404,150)	(131,315)
Other expenses, net (2)	(80,417)	(83,612)	(25,453)
Gains and (losses) from extinguishment of debt (2)	(24,755)	(200)	—
Income (Loss) Before Income Taxes	51,625	(421,122)	(181,168)
Income tax (benefit) expense	(19,745)	24,576	15,571
Net Income (Loss) Including Noncontrolling Interests	71,370	(445,698)	(196,739)
Less: Net income (loss) attributable to noncontrolling interests	(10,019)	(44,292)	(68,301)
Net Income (Loss) Attributable to Pagaya Technologies Ltd.	$81,389	$(401,406)	$(128,438)

Earnings (loss) per share attributable to Pagaya Technologies Ltd. ordinary shareholders:
Basic	$0.99	$(5.66)	$(2.14)
Diluted	$0.93	$(5.66)	$(2.14)
Weighted average shares outstanding:
Basic	78,336,095	70,879,807	60,038,893
Diluted	83,097,227	70,879,807	60,038,893
(1) Includes related party revenues of $652.7 million, $679.1 million and $622.2 million for years ended December 31, 2025, 2024 and 2023, respectively. See Note 17 for additional information regarding transactions with related parties.
(2) Prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR YEAR ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	2025	2024	2023
Net Income (Loss) Including Noncontrolling Interests	$71,370	$(445,698)	$(196,739)
Other Comprehensive Income (Loss):
Unrealized non-credit related adjustments to investment securities	(40,771)	(12,753)	7,999
Comprehensive Income (Loss) Including Noncontrolling Interests	$30,599	$(458,451)	$(188,740)
Less: Comprehensive loss attributable to noncontrolling interests	(13,959)	(45,113)	(61,459)
Comprehensive Income (Loss) Attributable to Pagaya Technologies Ltd.	$44,558	$(413,338)	$(127,281)

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
FOR YEAR ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares (Class A and Class B)		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	56,942,632	$—	$968,432	$(713)	$(414,199)	$553,520	$211,903	$765,423
Issuance of ordinary shares upon exercise of warrants	—	—	99,711	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	925,240	—	4,334	—	—	4,334	—	4,334
Issuance of ordinary shares upon vesting of RSUs	—	—	962,679	—	—	—	—	—	—	—
Issuance of preferred shares, net of issuance costs of $750	5,000,000	74,250	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	78,721	—	—	78,721	—	78,721
Reversal of issuance costs associated with the Business Combination and PIPE Investment	—	—	—	—	4,401	—	—	4,401	—	4,401
Issuance of ordinary shares in connection with the acquisition of Darwin Homes, Inc.	—	—	1,525,827	—	18,134	—	—	18,134	—	18,134
Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	1,587,157	—	27,892	—	—	27,892	—	27,892
Reclassification of investments	—	—	—	—	—	(1,881)	—	(1,881)	18,341	16,460
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	19,955	19,955
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(64,371)	(64,371)
Other comprehensive income (loss)	—	—	—	—	—	3,038	—	3,038	(11,499)	(8,461)
Net loss	—	—	—	—	—	—	(128,438)	(128,438)	(68,301)	(196,739)
Balance – December 31, 2023	5,000,000	$74,250	62,043,246	$—	$1,101,914	$444	$(542,637)	$559,721	$106,028	$665,749
Issuance of ordinary shares upon exercise of share options	—	—	586,847	—	2,640	—	—	2,640	—	2,640
Issuance of ordinary shares upon vesting of RSUs	—	—	2,371,735	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	59,145	—	665	—	—	665	—	665
Share-based compensation	—	—	—	—	68,646	—	—	68,646	—	68,646
Issuance of ordinary shares, net of issuance cost of $5,312	—	—	7,500,000	—	89,956	—	—	89,956	—	89,956

Issuance of ordinary shares from the Equity Financing Purchase Agreement	—	—	814,569	—	12,232	—	—	12,232	—	12,232
Acquisition of Theorem Technology, Inc.	—	—	504,440		5,969	—	—	5,969	—	5,969
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	—	63,960	63,960
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(9,820)	(9,820)
Other comprehensive loss	—	—	—	—	—	(11,932)	—	(11,932)	(821)	(12,753)
Net loss	—	—	—	—	—	—	(401,406)	(401,406)	(44,292)	(445,698)
Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of warrants	—	—	1,309,157	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	769,167	—	5,759	—	—	5,759	—	5,759
Issuance of ordinary shares upon vesting of RSUs	—	—	3,005,532	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	99,243	—	1,164	—	—	1,164	—	1,164
Issuance of ordinary shares upon conversion of preferred shares	(2,972,853)	(44,147)	2,972,853		44,147	—	—	44,147	—	44,147
Share-based compensation	—	—	—	—	57,898	—	—	57,898	—	57,898
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(25,762)	(25,762)
Other comprehensive loss	—	—	—	—	—	(36,831)	—	(36,831)	(3,940)	(40,771)
Net income	—	—	—	—	—	—	81,389	81,389	(10,019)	71,370
Balance – December 31, 2025	2,027,147	$30,103	82,035,934	$—	$1,390,990	$(48,319)	$(862,654)	$480,017	$75,334	$555,351

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$71,370	$(445,698)	$(196,739)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method and other investments loss (income)	8,415	4,593	(488)
Depreciation and amortization	30,077	28,753	19,127
Share-based compensation	54,118	61,497	71,055
Fair value adjustment to warrant liability	3,830	(2,349)	1,842
(Gains) and losses on investments in loans and securities (1)	108,907	408,098	134,510
Write-off of capitalized software and other assets	4,919	3,245	2,475
Amortization of deferred costs	11,253	3,739	—
Losses (gains) from extinguishment of debt	17,883	—	—
Losses (gains) on foreign exchange	1,115	4,189	(1,320)
Other non-cash items	—	367	—
Change in operating assets and liabilities:
Fees receivables (1)	(26,283)	(23,041)	(25,464)
Accrued interest on investments (1)	(42,824)	(21,738)	(26,512)
Right-of-use assets	6,298	1,115	3,854
Other assets	(13,350)	(9,239)	12,912
Accounts payable	3,420	5,678	(448)
Accrued expenses and other liabilities	28,518	6,861	(17,770)
Operating lease liability	(6,517)	522	(3,712)
Income taxes	(22,529)	21,159	5,019
Net cash provided by (used in) operating activities	238,620	47,751	(21,659)
Cash flows from investing activities
Proceeds from the maturity and prepayment of investments in loans and securities (1)	273,039	132,423	203,297
Proceeds from the sales of investments in loans and securities	79,176	114,117	—
Proceeds from equity method and other investments	—	31	—
Cash and restricted cash acquired from Darwin Homes, Inc.	—	—	1,608
Purchases of investments in loans and securities	(632,182)	(693,941)	(566,173)
Purchases of property, equipment and software	(13,902)	(17,737)	(20,189)
Purchases of intangible assets	—	(5,500)	—
Purchases of equity method and other investments	—	(175)	—
Purchases of other assets (2)	(16,000)	—	—
Acquisition of Theorem Technology, Inc., net of cash acquired	159	(9,094)	—
Net cash used in investing activities	(309,710)	(479,876)	(381,457)
Cash flows from financing activities
Proceeds from sale of ordinary shares, net of issuance costs	—	89,956	—
Proceeds from long-term debt	500,000	341,845	—
Proceeds from exchangeable notes	—	152,000	—
Proceeds from issuance of redeemable convertible preferred shares, net	—	—	74,250
Proceeds from secured borrowing	355,968	265,656	338,472
Proceeds received from noncontrolling interests	—	63,960	19,955
Proceeds from revolving credit facility	—	59,000	130,000
Proceeds from exercise of stock options, warrants and contributions to ESPP	6,923	3,305	4,334
Proceeds from issuance of ordinary shares from the Equity Financing Purchase Agreement	—	11,865	27,892
Distributions made to noncontrolling interests	(25,762)	(9,820)	(43,767)
Payments made to revolving credit facility	—	(149,000)	(55,000)
Payments made to secured borrowing	(341,350)	(361,428)	(206,390)
Payments made to long-term debt	(353,690)	(14,000)	—

Debt issuance costs	(12,488)	(16,651)	—
Settlement of share-based compensation in satisfaction of tax withholding requirements	—	—	(650)
Net cash provided by financing activities	129,601	436,688	289,096
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	3,320	(586)	(515)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	61,831	3,977	(114,535)
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	226,518	222,541	337,076
Cash and cash equivalents, and restricted cash and cash equivalents, end of period	$288,349	$226,518	$222,541
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents within the consolidated balance sheet to the amounts shown in the statements of cash flow above:
Cash and cash equivalents	$235,329	$187,921	$186,478
Restricted cash and cash equivalents	53,020	38,597	36,063
Total cash and cash equivalents, and restricted cash and cash equivalents	$288,349	$226,518	$222,541

Supplemental disclosures of cash flow information
Cash paid for income taxes (3)	$2,495	$4,908	$9,174
Cash paid for interest expense	91,794	80,321	17,779
Cash paid for operating leases	13,119	13,056	14,103
Supplemental disclosure of non-cash activities
Initial recognition (derecognition) of right-of-use assets and operating lease liability	$(113)	$(17,737)	$(1,839)
In-kind distributions	—	—	20,603
Issuance of ordinary shares in connection with acquisitions	—	5,969	18,134
Stock-based compensation included in capitalized internal-use software	3,780	7,149	8,315
Contingent consideration liability in connection with the acquisition of Theorem	183	6,090	—
(1) Accrued interest receivable previously reported within “Fee receivables” in the prior periods has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.
(2) Represents an investment in an affiliate by settling its third-party debt using restricted cash collateralized on the Company's balance sheets.
(3) See Note 16 for additional information regarding the income taxes paid by jurisdiction.

The accompanying notes are an integral part of these consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION

Pagaya Technologies Ltd. and its consolidated subsidiaries (together “we” “our” “Pagaya” or the “Company”) is a technology company that deploys sophisticated data science and proprietary AI technology to drive better results for financial services and other service providers, their customers, and asset investors. Services providers integrated with Pagaya’s network, which are referred to as “Partners,” range from high-growth financial technology companies to incumbent banks and financial institutions, auto finance providers and residential real estate service providers. Partners have access to Pagaya’s network in order to assist with extending financial products to their customers, in turn helping those customers fulfill their financial needs and dreams. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by (i) funds managed or advised by Pagaya or one of its affiliates, (ii) securitization vehicles sponsored or administered by Pagaya or one of its affiliates, (iii) special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements and (iv) other similar vehicles (“Financing Vehicles”).

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

Variable Interest Entities

A VIE is a legal entity that has a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. The Company’s variable interest arises from contractual ownership or other monetary interests in the entity, which may change with fluctuations in the fair value of the VIE’s net assets. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and an obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The Company assesses whether or not it is the primary beneficiary of a VIE at initial involvement and on an ongoing basis. Refer to Note 6 for additional information.

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

Segment Reporting

The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates one reportable segment.

Foreign Currency

The functional and reporting currency of the Company is the U.S. Dollar as it is the currency of the primary economic environment in which Pagaya’s operations are conducted. The monetary assets and liabilities denominated in currencies other than the U.S. Dollar are accordingly remeasured into U.S. Dollars at exchange rates in effect at the end of each period in accordance with Statement of the Accounting Standard Codification (“ASC”) No. 830 “Foreign Currency Matters” (“ASC No. 830”). All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the consolidated statements of operations within other expenses, net, as appropriate. During the year ended December 31, 2025, 2024, and 2023 the Company has recorded $1.1 million losses, $4.2 million losses and $1.3 million gains, respectively, on the consolidated statements of operations.

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions or highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are stated at carrying value, which approximates fair value.

Restricted cash and cash equivalents consist primarily of: (i) deposits restricted by standby letters of credit for lease facilities; and (ii) funds held in accounts as collateral for certain guarantees that the Company provide within the ordinary course of business, including certain securitization transactions. The Company has no ability to draw on such funds as long as the funds remain restricted under the applicable agreements. See Note 15 for additional information.

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

Significant customers are those which represent 10% or more of the Company’s total revenue for each respective period presented. For the year ended December 31, 2025, no single customer accounted for 10% or more of the Company’s total revenue. During the year ended December 31, 2024 and December 31, 2023, one customer individually represented greater than 10% of total revenue and collectively totaled approximately 13% and 11%, respectively.

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

Management believes that the carrying amount of cash and cash equivalents, and restricted cash and cash equivalents, fees receivable, accounts payables, and accrued expenses and other liabilities approximate their fair value due to the short-term maturities of these instruments.

Investments in Loans and Securities

A wholly-owned subsidiary (“Sponsor”) previously sponsors securitization transactions (the “Securitizations”), each through a separate trust structure with an asset portfolio consisting of unsecured consumer loans, auto loans, point-of-sale loans or real estate assets. Each Securitization’s asset portfolio was structured by the Sponsor, which is also the administrator of each Securitization. The Sponsor, directly and indirectly through affiliates, retained at least 5% of the economic risk in the Securitizations to comply with risk retention required by Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by Securities and Exchange Commission.

Investments in Loans and Securities Available for Sale

Investments in loans and securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments will be classified as available for sale (“AFS”). These investments are carried at fair value estimated using the following when available: public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. The Company incorporates these market-based inputs into an internal discounted cash flow model to determine the fair value estimate for these investments.

Generally these investments are held at fair value with changes in fair value recorded in unrealized non-credit related adjustments to investment securities within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not management intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through gains and (losses) on investments in loans and securities. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, the Company (1) reverses any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and (2) writes-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through gains and (losses) on investments in loans and securities. See Note 5 for additional information.

Impaired loans and investments are classified as non-accrual status. Non-accrual loans and investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan or investment has sufficient collateral value and is in the process of collection.

Investments in securities, under the fair value option

The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument are reported in earnings at each subsequent reporting date. We elect the fair value option to measure certain securities, as we believe that fair value best reflects the economic transaction of investing in these instruments. The Company’s fair value estimate for these securities is based on a discounted cash flow methodology, while also considering market data as it becomes available. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within gains and (losses) on investments in loans and securities in the consolidated statements of operations.

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

The Company elected to account for its equity investments over which it does not exercise control or significant influence using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. The investments are reviewed periodically to determine if their respective values have appreciated or have been impaired, and adjustments are recorded as necessary. During the year ended December 31, 2025, 2024 and 2023, the Company recorded a loss of $8.4 million and $4.6 million and income of $0.5 million, respectively, related to revaluation of its investments in privately held companies. See Note 5 for additional information.
Property, Equipment and Software, Net

Property, equipment and software are stated at historical cost, less accumulated depreciation and amortization. Depreciation of property, equipment and software is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives by asset category are as follows:

Computer and software	3 to 7 years
Furniture and equipment	3 to 7 years
Internal-use software	2 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Maintenance and repairs that do not enhance or extend the asset’s useful life are expensed as incurred. Major replacements, improvements and additions are capitalized. Upon the sale or retirement of property, equipment and software, the cost and the related accumulated depreciation or amortization are removed from the consolidated financial statements, with any resulting gain or loss included in the consolidated statements of operations.

Property, equipment and software is tested for impairment when there is an indication that the carrying value of an asset group may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying values. When an asset is determined not to be recoverable, the impairment is measured based on the excess, if any, of the carrying value of the asset over its respective fair value and recorded in the period the determination is made.

Internal-Use Software

Internally developed software is capitalized upon completion of the preliminary project stage, when it becomes probable that the project will be completed, and the software will be used as intended. Capitalized costs primarily consist of salaries and payroll related costs for employees directly involved in development efforts. Costs related to the preliminary project stage and activities occurring after the implementation of the software are expensed as incurred. Costs incurred for software upgrades are capitalized if they result in additional functionalities or substantial enhancements. Capitalized internal-use software is included in property, equipment and software, net, in the consolidated balance sheets, and amortization expense is included in technology, data and product development expenses in the consolidated statements of operations. The Company reviews on a regular basis list of projects that are in process and if the project is to be abandoned or discontinued the capitalized costs associated with that project are expensed immediately.

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

Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash other income or expense, included in other expenses, net in the consolidated statements of operations.

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
See Note 4 for additional information.

Interest Income

Interest income is recognized based on projected cash flows according to ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company accrues interest income on investments based on the effective interest rate of the investments and records it as interest income as earned. Loans and securities that have reached a delinquency of 90 days or more, or where management has doubts about collectability, are classified as non-accrual status. Investments are returned to accrual status when sufficient cash payments have been received in management’s judgment supports estimated future collections. As of December 31, 2025 and 2024, the Company has recorded $25.8 million and $13.7 million of accrued interest receivable in fees receivables on the consolidated balance sheets, respectively. Interest income earned from cash and cash equivalents is recorded on an accrual basis to the extent such interest is earned and expected to be collected.

Production Costs

Production costs are primarily comprised of fees the Company incurs to Partners when network volume is acquired by Financing Vehicles as the Partners are responsible for marketing and customer interaction, and facilitating the flow of additional application flow.

Technology, Data and Product Development Costs

Technology, data and product development costs are primarily engineering and product development expenses which primarily consists of payroll and other employee-related expenses, including share-based compensation expenses, for the engineering and product development teams as well the costs of systems and tools used by these teams. These costs, net of amounts capitalized, are recognized in the period incurred. The capitalized internal-use software is amortized on a straight-line method over the estimated useful life in technology, data and product development costs and included in technology, data and production development in the consolidated statements of operations.
Gains and (losses) on investments in loans and securities
Gains and (losses) on investments in loans and securities primarily reflects changes in fair value that management identifies as credit losses or reversals of previously recognized credit losses on available for sale investment securities, including remeasurements of any loans or investments accounted for under the fair value option and any gain or loss realized upon sale or termination of such investments. As of the end of each reporting period, management reviews each available for sale security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not management intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline (or recovery) in fair value which management identifies as a credit loss (or a reversal of previously recognized credit loss) is recognized as loss (or gain) on investments in loans and securities.

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

Share-Based Compensation

The Company grants options and restricted stock units to employees and nonemployees. The Company measures options based on the estimated grant date fair values, which the Company determines using the Black-Scholes option-pricing model. The Company measures the fair value of restricted stock units based on the market value of the underlying shares at the date of grant. The Company records the resulting expense in the consolidated statements of operations using the straight-line method over the period of service required to vest in the award, which is generally two to four years. The Company accounts for forfeitures as they occur.

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

The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets and deferred tax liabilities are presented under other assets and income tax payable and other tax liabilities, respectively.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in consolidated entities not attributable, directly or indirectly, to the Company. These interests are reported as a separate component of equity in the consolidated balance sheets. Net income or loss is attributed to both the Company and the noncontrolling interests in the Consolidated Statements of Operations.

Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income". Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The Company determined that its items of other comprehensive income relate to unrealized gains and losses on available for sale investments.

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

Emerging Growth Company Status

The Company is considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act for filings beginning with this Annual Report, because on the last business day of the second quarter in 2025, the aggregate market value of the Company’s ordinary Class A shares held by non-affiliate shareholders exceeded $700 million. As a result, we ceased to be an emerging growth company as of December 31, 2025. Due to the loss of emerging growth company status, the Company is no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm evaluated and reported on the effectiveness of our internal controls over financial reporting in its report included in this Annual Report. The transition to large accelerated filer status subjected the Company to accelerated filing deadlines and additional disclosure requirements, which further aligned our reporting with other large US companies for even greater transparency.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassification adjustments primarily relate to changes to the presentation of certain expenses in the consolidated statements of operations. Specifically, the Company has added new financial statement line items labeled “Gains and (losses) on investments in loans and securities” and “Gains and (losses) from extinguishment of debt” and reclassified the corresponding amounts from “General and administrative expenses” and “Other expenses, net” in the prior period financial statements to conform to the current period presentation.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. The adoption of the guidance did not have a material impact on the Company’s financial statements but resulted in expanded disclosures in the

Notes to the consolidated financial statements. The Company prospectively adopted the provisions of this ASU. See Note 16 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326). The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

NOTE 3 - BUSINESS COMBINATIONS

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

The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares (valued at $7.5 million as of the closing date), with an additional estimated contingent consideration at fair value of $6.1 million to be paid in cash and/or the Company’s Class A Ordinary Shares based on achievement of certain performance objectives defined in the purchase agreement. Contingent consideration is remeasured at fair value through the consolidated statement of operations over the one-year performance period. As of December 31, 2025 and December 31, 2024, the fair value of the contingent consideration liability was $0.2 million and $6.1 million, respectively. Acquisition related costs of $0.1 million were expensed as incurred and are included in general and administrative expenses in the consolidated statement of operations.

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

An assessment of the fair value of identified intangible assets and their respective lives as of the acquisition date are as follows:

	Estimated Useful Life	Fair Value
Investment management agreements	2	$6,200
Developed technology	3	1,800
Trade name	3	300
Total		$8,300

Identified intangible assets in the table above are amortized on a straight-line basis over the estimated useful lives. The Company believes that the straight-line method of amortization is the most appropriate methodology as it is supported by the pattern in which the economic benefits of the intangible assets are consumed.

NOTE 4 - REVENUE

Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of assets that comprise Network Volume. The Company utilizes multiple funding channels to enable the purchase of network assets from Partners, such as asset backed securitizations (“ABS”), and forward flow arrangements. Capital markets execution fees are earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions, while contract fees are management, performance and similar fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $1,131.3 million, $916.1 million and $696.0 million for the year ended December 31, 2025, 2024 and 2023, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to a customer. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the consolidated statements of operations as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $130.0 million, $88.5 million and $76.8 million for the year ended December 31, 2025, 2024 and 2023, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets, except for the portion of management fees that are recognized at the point in time based on contract terms. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur; to date, adjustments to these estimates have not resulted in a significant reversal of previously recognized revenue.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. They are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. An estimate is made by the Company based on a variety of factors including market conditions and expected loan performance. In the following period, the true performance is measured and then adjusted to ensure that the fees accurately represent actual performance of Financing Vehicles. As such, there are revenues that result from performance obligations satisfied in the previous year. During the year ended December 31, 2025, $1.0 million worth of fees were recognized, which represent performance obligations satisfied in the previous year that were greater than the original estimate. During the year ended December 31, 2024 and 2023, $2.5 million and $3.6 million respectively, worth of fees were reversed, which represent performance obligations satisfied in the previous year that were less than the original estimate.
Servicing fees for the Financing Vehicles, which primarily involve collecting payments and providing reporting on the loans within the securitization vehicles, are recognized over the service period and the payment is received monthly from the Financing Vehicles. These duties have been considered to be agent responsibilities and does not include acting as a loan servicer. Accordingly, servicing fees are recorded on a net basis.

Total Revenue From Fees
The Company determines its contracts generally do not include a significant financing component since the Company's selling prices are not subjected to billing terms nor is its purpose to receive financing from its customers or to provide customers with financing. In addition, as a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between payment and the transfer of services is expected to be one year or less.
Once revenue is recognized, it is recorded on the consolidated balance sheets in fees receivables until the payment is received from the customer. The timing of the recognition depends on the type of service as described above.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Services transferred at a point in time	$1,120,513	$949,025	$734,924
Services transferred over time	140,828	55,525	37,890
Total revenue from fees, net	$1,261,341	$1,004,550	$772,814
The timing of the revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized prior to payment, and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received prior to the time at which the satisfaction of the service obligation occurs. As of December 31, 2025, contract assets and contract liabilities from contracts with customers amounted to $13.0 million and $8.0 million, respectively, included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2024. See Note 7 for additional information.

NOTE 5 - INVESTMENTS

As of December 31, 2025 and 2024, our investments in loans and securities portfolio consisted of (i) investments held at fair value with changes in fair value recorded in unrealized non-credit related adjustments on available for sale securities, excluding the portion relating to any credit loss; (ii) investments in loans and securities held at fair value, with changes in fair value recorded in earnings, for which we elected the fair value option; and (iii) loans held for investment at amortized cost, less an allowance for potential uncollectible amounts. Below is a disaggregated presentation of our investments in loans and securities, including fair value adjustments, accrued interest income and net of the allowance for credit losses, as applicable (in thousands):

	Carrying Value
	December 31, 2025	December 31, 2024
Investments in securities, available for sale
Securitization notes, available for sale (1)	$395,717	$240,273
Securitization certificates, available for sale (1)	471,661	533,243
Total	867,378	773,516
Investments in loans and securities under the fair value option
Securitization notes (1)	12,473	—
Securitization certificates (1)	60,840	—
Other loans	4,578	—
Total	77,891	—
Investments in loans, at amortized cost
Other loans, at amortized cost	—	4,893
Total investments in loans and securities	$945,269	$778,409

(1) $504.3 million and $414.8 million were held by the Company for regulatory risk retention purposes as of December 31, 2025 and 2024, respectively.

Investments in Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of Investments in Securities Available for Sales (“AFS securities”) as of December 31, 2025 and 2024 were as follows (in thousands). The Company has determined that it is the primary beneficiary of certain VIEs that were established to purchase investments in Pagaya sponsored ABS notes and certificates. The portion of these consolidated VIEs that the Company does not own, is accounted for as noncontrolling interest in the consolidated financial statements. Refer to Note 6 for additional information.

	As of December 31, 2025
Investments in securities, available for sale(1):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Non-Credit Related Adjustments	Allowance for Credit Losses	Fair Value
Securitization notes	$395,216	$970	$(469)	$—	$395,717
Securitization certificates	874,170	6,489	(23,120)	(385,878)	471,661
Total	$1,269,386	$7,459	$(23,589)	$(385,878)	$867,378
(1) Includes accrued interest receivable of $25.8 million.

	As of December 31, 2024
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Non-Credit Related Adjustments	Allowance for Credit Losses	Fair Value
Securitization notes	$240,396	$386	$(509)	$—	$240,273
Securitization certificates	1,048,734	7,926	(14,676)	(508,741)	533,243
Total	$1,289,130	$8,312	$(15,185)	$(508,741)	$773,516
(2) Includes accrued interest receivable of $13.7 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.

The following tables set forth the fair value and gross unrealized losses on investments in AFS securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of December 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$36,797	$(442)	$5,504	$(27)	$42,301	$(469)

	As of December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$66	$(1)	$27,295	$(508)	$27,361	$(509)

The following table sets forth the amortized cost and fair value of AFS securities by contractual maturities, as of the date indicated (in thousands):

	As of December 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale:(1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$15,279	$15,602	$379,938	$380,115	$395,217	$395,717
Securitization certificates	42,698	13,495	831,471	458,166	874,169	471,661
Total	$57,977	$29,097	$1,211,409	$838,281	$1,269,386	$867,378

	As of December 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale:(1)(2):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$9,907	$9,903	$230,489	$230,370	$240,396	$240,273
Securitization certificates	11,554	11,554	1,037,180	521,689	1,048,734	533,243
Total	$21,461	$21,457	$1,267,669	$752,059	$1,289,130	$773,516

(1) Based on contractual maturities of corresponding repurchase agreements. See Note 8 for additional information.
(2) Includes accrued interest receivable of $13.7 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to conform to the current period’s presentation.

The following table sets forth gross proceeds and related investment gains and losses, as well as losses on write-downs and the allowance for credit losses of AFS securities, for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Investments in securities, available for sale:
Proceeds from sales/maturities/prepayments	$321,848	$242,285
Gross investment gains from sales	(9,339)	(7,922)
Reductions (additions) to allowance for credit losses	122,863	(410,062)

The following tables set forth the activity in the allowance for credit losses for AFS securitization certificates, as of the dates indicated (in thousands):

	Year Ended December 31,
Investments in securitization certificates, available for sale:	2025	2024
Balance, beginning of period	$(508,741)	$(98,679)
Additions to allowance on securities without a previous allowance	(90,401)	(347,189)
Reductions for securities redeemed, prepaid or sold during the period	242,393	—
Additions to allowance on securities with a previous allowance	(29,129)	(62,873)
Balance, end of period	$(385,878)	$(508,741)

Refer to Note 10 for additional information regarding the allowance for credit losses for investments.

Investments in loans and securities, under the fair value option

The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We elected the fair value option to measure certain loans and securities, as we believe that fair value best reflects the economic transaction of investing in certain new loans and securities. We determined the fair value of certain loans and securities using a discounted cash flow methodology, while also considering market data as it became available. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within the gains and (losses) on investments in loans and securities in the consolidated statements of operations. We report the changes in fair value within (gains) and losses on investments in loans and securities in the consolidated statements of cash flow.

The following table presents activities of investments in securities for which we elected the fair value option. See Note 10 for the assumptions used in our fair value model (in thousands):

	Year Ended December 31,
Investments in securities under the fair value option	2025	2024
Balance, beginning of period	$—	$—
Purchases	78,358	—
Principal payments	(27,313)	—
Change in fair value	22,268	—
Balance, end of period (1)	$73,313	$—
(1) The balance excludes $4.6 million of other loans accounted for under the fair value option.

Refer to Note 10 for additional information regarding the discounted cash methodology used for investments in loans and securities for which we elected the fair value option

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 (in thousands):

	Carrying Value
	December 31, 2025	December 31, 2024
Investments in Pagaya SmartResi F1 Fund, LP (1)	$8,324	$12,530
Other (2)	5,194	9,403
Total	$13,518	$21,933

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income (loss) from these investments is included in Investment (loss) income in the consolidated statements of operations.

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
Consolidated VIEs
As of December 31, 2025 and December 31, 2024, the Company determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). These entities were established by Pagaya to purchase investments in ABS notes and certificates issued by Pagaya-sponsored ABS entities. Pagaya owns a 20% interest in these entities, and the remaining 80% ownership shares are held by affiliate entities. As these entities are consolidated, we present 100% of the assets and liabilities on our consolidated balance sheets. The 80% ownership interest not owned by the Company in each of these consolidated VIEs is accounted for as a noncontrolling interest in the consolidated balance sheets. Any income or loss associated with the consolidated VIEs’ activities is reported within the corresponding line items of the consolidated statements of operations, with the results of the 80% ownership interest not owned by the Company presented as net income (loss) attributable to noncontrolling interests.

As sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements. Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets(1)	Liabilities	Net Assets
As of December 31, 2025	$93,404	$—	$93,404
As of December 31, 2024	$142,584	$—	$142,584
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of December 31, 2025	$847,290	$847,290	$13,070,284
As of December 31, 2024	$628,038	$628,038	$10,708,146

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases can occur at the Company’s discretion, subject to contractual requirements and limitations. See Note 17 for additional information.

NOTE 7 - BALANCE SHEET COMPONENTS
Property, equipment and software, net
Property, equipment and software, net, consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Internal-use software	$101,945	$85,808
Computer and software	6,860	5,406
Furniture and equipment	938	878
Leasehold improvements	1,112	1,080
Property, equipment and software, gross	110,855	93,172
Less: accumulated depreciation and amortization	(80,634)	(55,198)
Property, equipment and software, net	$30,221	$37,974
The Company capitalized $16.1 million, $24.3 million and $28.1 million, of internally developed costs during the year ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and December 31, 2024, internally developed software costs balances, included in property, equipment and software, net, are $27.8 million and $36.1 million, respectively.
Depreciation and amortization expense was $30.1 million, $28.8 million and $19.1 million for the year ended December 31, 2025, 2024 and 2023, respectively.

During each of the year ended December 31, 2025, 2024 and 2023, the Company wrote off certain internally developed software, and reported $0.5 million, $3.2 million, $2.5 million, respectively, of impairment loss in the consolidated statements of operations. No impairment losses related to property, equipment and software were recorded during the year ended December 31, 2025, 2024 and 2023.

Intangible Assets

Acquired intangible assets subject to amortization consist of investment management agreements, license, developed technology and trade name are recorded net of amortization and included within intangible assets on the consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Investment management agreements	$6,200	$(3,014)	$3,186	$6,200	$(387)	$5,813
License	5,500	(2,292)	3,208	5,500	(458)	5,042
Developed technology	5,500	(4,413)	1,087	5,500	(3,813)	1,687
Trade name	1,700	(1,520)	180	1,700	(1,421)	279
Total intangible assets	$18,900	$(11,239)	$7,661	$18,900	$(6,079)	$12,821
Amortization expense was and $5.2 million, $3.5 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Expected future amortization expense for intangible assets is as follows (in thousands):

December 31, 2025
2026	$5,719
2027	1,942
Total	$7,661

Other assets

Other assets, consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid expenses	$6,930	$7,557
Related party assets (1)	42,558	14,637
Other assets	4,677	4,171
Total other assets	$54,165	$26,365
(1) Related party assets include $13.0 million of contract assets as of December 31, 2025. No such contract assets existed as of December 31, 2024.

Accrued expenses and other liabilities
Accrued expenses and other liabilities consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Employee payables	$17,381	$16,327
Related party payables (1)	10,610	2,969
Interest payables	22,896	7,171
Contingent consideration from the Theorem acquisition	183	6,090
Other liabilities	23,565	12,805
Total accrued expenses and other liabilities	$74,635	$45,362
(1) Related party payables include $8.0 million of contract liabilities as of December 31, 2025. No such contract liabilities existed as of December 31, 2024.

NOTE 8 - BORROWINGS

The following table sets forth the Company’s outstanding borrowings as of the date indicated (in thousands):

	December 31, 2025	December 31, 2024
Secured borrowing	$193,892	$176,089
Exchangeable notes	$148,782	$146,342
Long-term debt	$481,598	$321,317

The Company was in compliance with all covenants as of December 31, 2025 and December 31, 2024.

Secured Borrowing

Secured borrowings are comprised of risk retention master repurchase agreements and receivable facilities. Interest expenses related to secured borrowings totaled $22.2 million for the year ended December 31, 2025, compared to $47.1 million for the year ended December 31, 2024.

During the third quarter of 2025, the Company has repaid $153.9 million of secured borrowing, following the issuance of the 2030 Notes. As a result of these transactions, the Company has incurred a loss of $1.4 million related to the write-off of deferred issuance costs reported within “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations.

The following table sets forth the Company’s outstanding secured borrowings as of the date indicated (in thousands, except percentage):

	December 31, 2025		December 31, 2024
	Outstanding Balance	Interest Rate (1)	Outstanding Balance	Interest Rate (1)
Risk Retention Master Repurchase - Recourse	$53,722	13%	$115,298	17%
Risk Retention Master Repurchase - Non-Recourse	53,584	6%	28,987	7%
Receivables Facility - Recourse	22,427	8%	—	—%
Receivables Facility - Non-Recourse	64,159	6%	31,804	8%
Total principal balance under secured borrowings	$193,892		$176,089
(1) The interest rate is weighted based on the outstanding principal balance and interest rates in effect as of December 31, 2025 and 2024

Risk Retention Master Repurchase

In normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledge by the counterparty are included in Investments in loans and securities in our balance sheet. As of December 31, 2025 and December 31, 2024, the outstanding principal balance under the repurchase agreements was $107.3 million and $144.3 million, respectively, with a weighted average interest rate of approximately 10% and 15%, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both December 31, 2025 and December 31, 2024.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-month Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million, to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $86.6 million, which is recorded within secured borrowing on the consolidated balance sheets.

In June 2025, Pagaya Receivables LLC, a wholly-owned subsidiary of the Company, repaid the outstanding balance of a 3-year loan facility (the “SVB Receivables Facility”) and terminated the related Loan and Security Agreement, which was originally executed in October 2022. Borrowings under the SVB Receivables Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 0.00% floor) plus a margin of 3.50%. As of December 31, 2024, the outstanding principal balance under the SVB Receivable Facility was $31.8 million, which is recorded within secured borrowing on the consolidated balance sheets. As of December 31, 2025, there was no outstanding balance under the SVB Receivable Facility, and the facility was no longer in effect.

Exchangeable Notes

On October 1, 2024, the Company, through a wholly owned subsidiary of the Company, issued $160 million aggregate principal amount of its 6.125% Exchangeable Notes due 2029 (the “2029 Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The 2029 Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025. The 2029 Notes will mature on October 1, 2029, unless earlier repurchased, redeemed, or exchanged.

The initial exchange rate of the 2029 Notes is 71.4669 Class A Ordinary Shares per $1,000 principal amount of 2029 Notes (equivalent to an initial exchange price of approximately $13.99 per Class A Ordinary Share). The exchange rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events that constitute a “make-whole fundamental change” (as defined in the 2029 Notes Indenture)

occur, then the Company will, in certain circumstances, increase the exchange rate for 2029 Notes exchanged during a specified period of time.

Prior to the close of business on the business day immediately preceding July 2, 2029, the 2029 Notes will be exchangeable at the option of the holders only upon the satisfaction of one or more specified conditions. These conditions include, among others, the sale price of the Class A Ordinary Shares exceeding 130% of the initial exchange price for a specified number of trading days (such condition, the “Sales Price Contingent Exchange Condition”). On or after July 2, 2029 until the close of business on the second scheduled trading day immediately preceding October 1, 2029, the 2029 Notes will be exchangeable at the option of the holders at any time regardless of the specified conditions.

During the third quarter of 2025, the Sales Price Contingent Exchange Condition was met as the closing sale price of the Company’s Class A Ordinary Shares exceeded 130% of the exchange price for the required period and, as a result, noteholders have been entitled to exchange their 2029 Notes. As of December 31, 2025, no holders have elected to exchange their 2029 Notes.

The 2029 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the option of the Company at any time, and from time to time, on or after October 5, 2027 and on or before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the 2029 Notes are “Freely Tradable” (as defined in the 2029 Notes Indenture), and all accrued and unpaid additional interest, if any, has been paid in full as of the first interest payment date occurring on or before the related “Redemption Notice Date” (as defined in the 2029 Notes Indenture); and (ii) the last reported sale price per Class A Ordinary Share exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the related Redemption Notice Date; and (2) the trading day immediately before the Redemption Notice Date. However, the Company may not redeem less than all of the outstanding 2029 Notes unless at least $50.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the related Redemption Notice Date. In addition, calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to such 2029 Note called for redemption, in which case the exchange rate applicable to the exchange of such 2029 Note called for redemption will be increased in certain circumstances if it is exchanged during the related “Redemption Exchange Period” (as defined in the 2029 Notes Indenture).

If the Company undergoes a “Fundamental Change” (as defined in the 2029 Notes Indenture), subject to certain conditions and except as set forth in the Indenture, holders may require the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Company accounted for the issuance of the 2029 Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the 2029 Notes were not issued at a substantial premium. Debt issuance costs, consisting of underwriting fees and third-party offering costs, totaled $6.2 million. Original Issue Discount (“OID”) totaled $8.0 million. Both issuance costs and OID are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes. For year ended December 31, 2025 and 2024, the Company recorded $12.4 million and $3.1 million of interest expense, respectively, which included $2.4 million and $0.6 million related to the amortization of debt issuance costs and OID. The effective interest rate of the 2029 Notes is 8.7%.

The estimated fair value of the 2029 Notes as of December 31, 2025 and December 31, 2024 was approximately $292.4 million and $163.4 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2029 Notes in an over-the-counter market.

Long-Term Debt

Senior Notes

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), issued $500 million aggregate principal amount of 8.875% Senior Unsecured Notes due 2030 (the “2030 Notes”). The 2030 Notes will accrue interest at a rate of per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2030 Notes will mature on August 1, 2030, unless earlier repurchased or redeemed.

The 2030 Notes will be redeemable at the option of the Company. At any time prior to August 1, 2027, the Company may redeem the 2030 Notes, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the 2030 Notes plus a make-whole premium described in the 2030 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On and after August 1, 2027, the Company may redeem the 2030 Notes, in whole or in part, at the redemption prices set forth in the 2030 Notes Indenture.

The following table details the Company’s 2030 Notes as of December 31, 2025 (in thousands):

December 31, 2025
Principal amount	$493,085
Less: Unamortized issuance costs	(11,487)
Carrying amount	$481,598

The Company recorded $20.3 million of interest expense, including $1.1 million of amortization of debt issuance costs, for the three months ended December 31, 2025.

In December 2025, the Company repurchased $6.9 million aggregate principal amount of the outstanding 2030 Notes at a price equal to 87.4% of the principal amount. The Company paid total consideration of $6.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance costs, is reported within “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $493.1 million as of December 31, 2025.

Credit Agreement

On February 2, 2024, the Company entered into a certain Credit Agreement (the “Credit Agreement”) which provides for a 5-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an initial principal amount of $25 million which subsequently increased to $35 million, and a 5 year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Facilities”) in an initial principal amount of $255 million. Borrowings under the Facilities bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to a 2.00% floor) plus a margin of 6.50% or (ii) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus a margin of 7.50%.

In November 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company incurred incremental term loans in an aggregate principal amount $100 million, bringing the total principal amount of the Term Loan Facility to $355 million. The Company also increased an aggregate principal amount of the Revolving Credit Facility of $15 million, bringing the total principal amount of the Revolving Credit Facility to $50 million. In February 2025, the Company further increased the aggregate principal amount of the Revolving Credit Facility by $8 million, resulting in a total principal amount of $58 million. As of December 31, 2024, the Company had letters of credit issued in the amount of $24.3 million and $25.7 million of remaining capacity available under the Revolving Credit Facility.

In July 2025, the Company fully paid off the outstanding principal balance under the Credit Agreement using the proceeds from the issuance of the 2030 Notes, as discussed above. As a result of this transaction and the repayment of outstanding balance under the Credit Agreement, the Company has incurred a loss of $23.9 million during the year ended December 31, 2025, related to the write-off of deferred issuance costs and an early payment penalty, reported within “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations. As of December 31, 2025, there was no outstanding balance under the Credit Agreement, and the Credit Agreement was no longer in effect.

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

As of December 31, 2025, the Company had letters of credit issued in the amount of $115.9 million and $16.1 million of remaining capacity available under the 2025 Revolving Credit Facility.

NOTE 9 - WARRANT LIABILITY

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

NOTE 10 - FAIR VALUE MEASUREMENT

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon a discounted cash flow model that uses, as inputs, observable market-based parameters to the greatest extent possible.

The Company determines the fair value of its financial instruments and conducts an ongoing assessment of the techniques used to ensure their appropriateness, consistent application and the reasonableness of the assumptions. In determining the fair value of each investment security and loan, the Company reviews performance characteristics of the underlying loan pool including origination vintage, borrower credit quality, macroeconomic environment, etc. The Company determines the fair value for each investment security and loan by then estimating significant assumptions including discount rate, cumulative net loss rate and prepayment rate which are reviewed and approved by management.

The Company also engages a third-party valuation service provider to estimate a range of fair values for all significant investments in loans and securities. The Company reviews and validates its significant assumptions with reference to historical performance and expectations of future performance including: discount rate, cumulative net loss rate and prepayment rate. Finally, the Company reviews and validates that the fair value used for financial reporting is within the range of fair value estimates by the third-party service provider for the same significant investment in loans and securities.

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable inputs and assumptions in the overall fair value measurement. Financial instruments classified as Level 3 within the fair value hierarchy do not trade in an active market with readily observable prices. Accordingly, the Company uses significant unobservable inputs to measure the fair value of these assets. The Company has determined that its certificates, loans and certain subordinated notes meet the definition of Level 3 assets, as their fair value measurements are characterized by a lack of observable market data and a reliance on management's assumptions.

Financial Assets and Liabilities Recorded at Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$67,715	$340,475	$408,190
Investments in loans and securities (Certificates)	—	—	532,501	532,501
Investments in loans and securities (Loans)	—	—	4,578	$4,578
Liabilities:
Warrant liability	$4,723	$—	$—	$4,723
Other liabilities (1)	—	—	13,112	13,112

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes) (2)	$—	$115,220	$125,053	$240,273
Investments in loans and securities (Certificates) (2)	—	—	533,243	533,243
Liabilities:
Warrant liability	$890	$3	$—	$893
Other liabilities (1)	—	—	6,090	6,090
(1) Included in “Accrued expenses and other liabilities” in the consolidated balance sheets. See Note 15 for additional information.

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

The following tables summarize the Warrant liability activity for the year ended December 31, 2025, 2024 and 2023 (in thousands):

Balance as of December 31, 2023	$3,242
Change in fair value	(2,349)
Balance as of December 31, 2024	$893
Change in fair value	3,830
Balance as of December 31, 2025	$4,723

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities (Level 3)

As of December 31, 2025, investments in loans and securities categorized as level 3 investments include loans and securities under the fair value option and securities classified as available for sale which are measured at fair value on a recurring basis. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the consolidated balance sheets. The estimate of fair value of these investments requires significant judgment. The Company uses a discounted cash flow model to estimate the fair value of these investments based on the present value of estimated future cash flows. The cash flow model uses unobservable inputs and reflects management's best estimates of the assumptions a market participant would use to calculate fair value of the particular investment. Primary inputs that require significant judgment include discount rates, net credit loss expectations, expected prepayment rates and consideration of any optional redemption features in the Company's investments.

For securities classified as available for sales, changes in the fair value, other than declines in fair value due to credit, are reflected in other comprehensive income (loss) on the consolidated statements of comprehensive loss. Declines in fair value due to credit are reflected in gains and (losses) on investments in loans and securities on the consolidated statements of operations.

For loans accounted for under the fair value options, all changes in fair value are recognized in the period in which they occur within the gains and (losses) on investments in loans and securities in the consolidated statements of operations.

The following tables summarize the activity related to the fair value of the investments in loans and securities for the year ended December 31, 2025 and 2024 (in thousands):

Balance as of December 31, 2023	$624,073
Transfer from level 2	10,469
Additions	607,398
Cash received	(180,567)
Gain on sale of investments in loans and securities	7,920
Change in accrued interest on investments	12,921
Change in fair value	(13,858)
Credit-related impairment loss	(410,060)
Balance as of December 31, 2024	$658,296
Transfer from level 2	42,577
Additions	550,154
Cash received	(294,467)
Gain on sale of investments in loans and securities	12,417
Loss on sale of investments in loans and securities	(26,836)
Change in accrued interest on investments	40,083
Change in fair value	(9,746)
Credit-related impairment loss	(94,924)
Balance as of December 31, 2025	$877,554

Significant unobservable inputs used for our Level 3 fair value measurement of the securities are the discount rate, net credit loss rate, prepayment rate and consideration of any optional redemption features in our investment securities. The discount rate reflects management’s estimate of the market-required return for similar financial instruments, to convert estimated future cash flows to a present value. The net credit loss rate is management’s estimate of potential loans losses, net of recoveries, from borrower defaults. The prepayment rate estimate is the proportion of principal received in advance of the contractual terms of the loan, which can impact the future interest cash flows of the investments and the investments expected duration. Because these inputs represent increased risk or accelerated capital return, they maintain an inverse relationship with valuation; accordingly, an increase in the discount, credit risk, or prepayment rates, in isolation, would result in a lower fair value measurement.The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the securities as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.0%	15.0%	5.0%	15.0%	15.0%
Loss rate	4.9%	33.1%	17.0%	5.8%	34.1%	19.5%
Prepayment rate	0.0%	40.0%	14.2%	—%	40.0%	9.4%

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fees receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$288,349	$288,349	$—	$—	$288,349
Fees receivables	153,250	—	69,864	83,386	153,250
Liabilities:
Secured borrowings	$193,892	$—	$—	$191,983	$191,983
Exchangeable notes	148,782	—	292,445	—	292,445
Long-term debt	481,598	—	430,616	—	430,616

	December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$226,518	$226,518	$—	$—	$226,518
Fees receivables (1)	127,114	—	63,143	63,971	127,114
Investments in loans and securities (Loans)	4,893	—	—	4,893	4,893
Liabilities:
Secured borrowings	$176,089	$—	$—	$177,554	$177,554
Exchangeable notes	146,342	—	163,360	—	163,360
Long-term debt	321,317	—	—	366,396	366,396

(1) Accrued interest receivable of $14.3 million, previously reported within “Fee receivables” as of December 31, 2024, has been reclassified to “Investment in loans and securities” to conform to the current period’s presentation.

NOTE 11 - ORDINARY SHARES AND ORDINARY SHARE WARRANTS

As of December 31, 2025, 839,999,998 shares with no par value are authorized, of which, 6,666,666 shares are designated as Preferred Shares, 666,666,666 shares are designated as Class A Ordinary Shares, and 166,666,666 shares are designated as Class B Ordinary Shares. As of December 31, 2025, the Company had 2,027,147 Preferred Shares outstanding, 70,747,357 Class A Ordinary Shares outstanding and 11,288,577 Class B Ordinary Shares outstanding.

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

As of December 31, 2025 and 2024, the Company had reserved ordinary shares for future issuance as follows:

	December 31, 2025	December 31, 2024
Share options	3,197,713	4,042,901
Options to restricted shares	19,884,985	19,948,408
RSUs	2,150,173	3,009,918
Ordinary share warrants	2,076,008	2,372,858
Redeemable convertible preferred shares	2,027,147	5,000,000
Exchangeable notes	11,434,704	11,434,704
Shares available for future grant of equity awards(1)	9,836,203	8,121,438
Shares reserved for issuance under the ESPP	733,470	832,713
Total shares of ordinary share reserved	51,340,403	54,762,940
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

As of December 31, 2025, there were 433,942 warrants expiring in March 2031 with an exercise price of $0.00006 per share, 192,900 warrants expiring in June 2030 with an exercise price of $0.0006 per share, 220,000 warrants expiring in March 2032 with an exercise price of $0.12 per share, and 1,229,166 warrants expiring in June 2027 with an exercise price of $138 per share.

Redeemable Convertible Preferred Shares

In May 2023, the Company issued 5,000,000 Preferred Shares at $15.00 per share (the “Original Issue Price”) to Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P for gross total proceeds of $75 million. For accounting purposes, upon issuance of the Preferred Share, the Company recorded $74.25 million ($75 million net of direct offering costs of $0.75 million) as mezzanine equity (temporary equity) on the consolidated balance sheets because it is contingently redeemable outside of the control of the Company. In September 2025, a total of 2,972,853 Preferred Shares were converted into 2,972,853 Class A Ordinary Shares at the option of the holders. This conversion resulted in a reduction of the Preferred Shares outstanding and a corresponding increase in the Company's Class A Ordinary Shares. The conversion was accounted for by reclassifying the carrying value of the converted Preferred Shares from mezzanine equity to permanent equity. Following this conversion, 2,027,147 Preferred Shares remain outstanding as of December 31, 2025.

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

Dividends

Preferred Shares, Class A Ordinary Shares and Class B Ordinary Shares shall be treated equally and ratably, on a per share basis with respect to any dividend or distribution paid or distributed by the Company. As of December 31, 2025, the Company has not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

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

The following table summarizes the Company’s share option activity during the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	4,042,901	$7.5	6.7	$7,335
Granted	2,500	9.7
Exercised	(734,988)	7.2
Forfeited	(112,700)	32.2
Balance, December 31, 2025	3,197,713	$6.7	5.7	$45,031
Vested and exercisable, December 31, 2025	2,647,978	$5.0	5.1	$41,795

The weighted-average grant date fair value of employee options granted, aggregate intrinsic value of options exercised, and fair value of share options vested for the year ended December 31, 2025 was $9.67, $9.6 million and $7.9 million, respectively.

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

At December 31, 2025, unrecognized compensation expense related to unvested share options was approximately $5.6 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

Fair Value of Ordinary Shares—The fair value of each ordinary share was based on the closing price of the Company’s publicly traded ordinary shares as reported on the date of the grant.

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

The assumptions used to estimate the fair value of share options granted for the year ended December 31, 2025 were as follows:

2025
Expected volatility	105.4%
Expected term (in years)	5.6
Risk free interest	4.1%
Dividend yield	0.00

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

The following table summarizes the Company’s RSU activity during the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,009,918	$12.0
Granted	2,662,406	13.6
Vested	(2,838,979)	11.6
Forfeited	(683,172)	11.9
Unvested at December 31, 2025	2,150,173	$14.5

At December 31, 2025, unrecognized compensation expense related to RSUs was approximately $24.9 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

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

The following table summarized the Company’s options to restricted shares activity during the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2024	19,948,408	$19.4	6.2	$—
Granted	—
Exercised	(34,179)	15.3
Forfeited	(29,244)	32.0
Balance, December 31, 2025	19,884,985	$19.3	5.2	$30,967
Vested and exercisable, December 31, 2025	16,539,026	$19.3	5.2	$26,643

At December 31, 2025, unrecognized compensation expense related to options to restricted shares was approximately $5.8 million, which is expected to be recognized over a remaining weighted-average period of 1.0 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the year ended December 31, 2025, 99,243 shares were issued under the ESPP. As of December 31, 2025, 733,470 shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.6 million for the year ended December 31, 2025.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Technology, data and product development	$4,965	$8,695	$12,375
Selling and marketing	21,142	14,666	13,216
General and administrative	28,011	38,136	45,464
Total	$54,118	$61,497	$71,055

NOTE 13 - EMPLOYEE BENEFITS
Severance pay — Under Israeli employment laws, Israeli employees of the Company are included under Section 14 of the Severance Pay Law, 5723-1963 (“Section 14”). According to Section 14, these employees are entitled to monthly payments made by the Company on their behalf with insurance companies. For the year ended December 31, 2025, 2024 and 2023, the Company incurred severance related expenses of $3.0 million, $3.1 million and $3.1 million, respectively.
Payments in accordance with Section 14 release the Company from any future severance payments with respect to those employees. The obligation to make the monthly deposits at a rate of 8.3% of their monthly salary is expensed as incurred. In addition, the aforementioned deposits are not recorded as an asset in the consolidated balance sheets, and there is no liability recorded as the Company does not have a future obligation to make any additional payments.

NOTE 14 - LEASES

The Company leases facilities under operating leases with various expiration dates through 2032. The Company leases office space in New York and Israel.

The security deposits for the leases are $1.9 million and $3.3 million as of December 31, 2025 and December 31, 2024, respectively, which have been recognized as restricted cash and cash equivalents in the consolidated balance sheets.
The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rent expense	$11,191	$11,993	$13,016
Variable lease payments	$448	$365	$280
Sublease income (1)	$5,233	$4,023	$4,053
(1) The Company entered into sublease agreements for certain leased office space, and the amounts were included in other expenses, net in the consolidated statement of operations.

Supplemental information related to the Company’s operating leases was as follows ($ in thousands):

	As of December 31, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	5.1	5.8
Weighted-average discount rate	9.0%	9.1%

	Year Ended December 31,
	2025	2024	2023
Operating lease right-of-use assets recognized in exchange for new operating lease obligations (1)	$(113)	$(17,737)	$(1,839)

(1) During the year ended December 31, 2025 and 2024, $0.1 million and $17.7 million of operating lease right-of-use assets and corresponding lease liability were derecognized as a result of early termination which was accounted for as a lease modification.

Maturities of the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$10,085
2027	8,629
2028	5,924
2029	6,022
2030	6,022
Thereafter	5,521
Total	42,203
Less: imputed interest	(7,991)
Total operating lease liabilities	$34,212

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Contractual Obligations and Commitments — From time to time, the Company entered into a purchase commitment with our third-party cloud computing web services provider. As of December 31, 2025, the total remaining contractual obligations are approximately $10.7 million, of which $6.3 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. See Note 14 for details regarding when these obligations are due.

In October 2024, the Company completed the acquisition of Theorem Technology, Inc. (“Theorem”), a Silicon Valley-based institutional asset manager focused exclusively on the consumer credit space, managing assets for global institutional investors since its founding in 2014. The Company acquired 100% of Theorem’s equity for approximately $17.5 million, consisting of $10.0 million cash and 504,440 of the Company’s Class A Ordinary Shares ($7.5 million worth as of the closing date), with an additional contingent consideration based on achievement of certain performance objectives defined in the purchase agreement. The Company established contingent consideration liability is reported at fair value, which is determined based on the present value of an expected payment under the arrangement, using an option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other expenses, net.” The fair value of the contingent consideration liability was $0.2 million and $6.1 million as of December 31, 2025 and December 31, 2024, respectively.

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

For our forward flow agreements, we may be subject to a contractual performance requirement. Where applicable, this requirement is measured periodically over the life of the underlying loans. If the loans’ performance is below the contractual requirement, the counterparty may have first loss up until a contractual agreed limit. If the loans’ performance is below the counterparty’s first loss limit, or if there is no first loss limit, then Pagaya would be required to make a payment to the counterparty such that the loans purchased would have achieved the contractual performance requirement. There is a contractual maximum loss for Pagaya’s loss protection with the counterparty taking full risk of loss beyond Pagaya’s loss protection. Our guarantee of contractual loss protection for the buyer meets the accounting definition of a derivative, and therefore we recognize, at inception and each reporting period, a liability for the fair value of the estimated loss protection payments, if any.

As of December 31, 2025, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. As of December 31, 2025, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $120.2 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of December 31, 2025, $46.0 million has been segregated and recognized within restricted cash and cash equivalents, of which $12.9 million has been accrued within accrued expenses and other liabilities in the consolidated balance sheets in accordance with these contractual requirements.

NOTE 16 - INCOME TAXES

Corporate Income Tax - Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.

Ordinary taxable income in Israel is subject to a corporate tax rate of 23%. However, the Company has received an approval from the Israeli Tax authorities on November 18, 2021 for Preferred Technological Enterprise (“PTE”) status. The Company is eligible for PTE status which is implemented commencing 2020. Income from a PTE is subject to 12% tax rate. The Company is currently in the process of obtaining a renewal of its PTE status.

Foreign Exchange Regulations in Israel

Under the Foreign Exchange Regulations, the Company calculates its tax liability in U.S. Dollars according to certain orders. The tax liability, as calculated in U.S. Dollars is translated into NIS according to the exchange rate as of December 31st of each year.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The Company took an accelerated deduction following the enactment of new tax law. The OBBBA legislation is not expected to have a material impact on our effective tax rate, deferred tax position, or results of operations in 2026.

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence. The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2025	2024	2023
Domestic (Israel)	$(74,582)	$(8,480)	$(53,292)
Foreign	126,207	(412,642)	(127,876)
Total income (loss) before income taxes	$51,625	$(421,122)	$(181,168)

The income tax (benefit) expense consists of (in thousands):

	December 31,
	2025	2024	2023
Current:
Domestic	$(57)	$(247)	$593
Foreign	(19,499)	24,741	16,601
Total current	(19,556)	24,494	17,194
Deferred:
Domestic	(189)	82	(461)
Foreign	—	—	(1,162)
Total deferred	(189)	82	(1,623)
Total income tax provision	$(19,745)	$24,576	$15,571

Effective Tax Rate

The following table presents the reconciliation between Company’s statutory tax and effective income taxes the for the year ended December 31, 2025 after the adoption of ASU 2023-09 (in thousands):

	December 31, 2025
	Amount	Percent
Theoretical income taxes at Israel statutory rate	$11,874	23%
Foreign tax effects:
United States:
State and local income taxes, net of federal income tax effect	(3,158)	(6)%
Statutory tax rate difference	(3,081)	(6)%
Interest expense adjustments	(7,183)	(14)%
Base Erosion and Anti-Abuse Tax (BEAT)	6,255	12%
Change in valuation allowances	(25,404)	(49)%
Non-deductible compensations	3,294	6%
Contingent consideration	(1,241)	(2)%
Other	(247)	—%
Cayman Islands	2,814	5%
Other foreign jurisdictions	16	—%
Change in valuation allowances	6,420	12%
(Nontaxable) or nondeductible items:
Share-based payment awards	5,690	11%
Statutory tax rate difference (Preferred technological enterprise)	4,874	9%
Changes in unrecognized tax benefits	(20,592)	(40)%
Other adjustments	(76)	—%
Effective income tax benefit	$(19,745)	NM*

The following tables presents the reconciliation between Company’s statutory tax and effective income taxes the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 (in thousands):

	December 31,
	2024	2023
Loss before income taxes	$(421,122)	$(181,168)
Israel statutory income tax rate	23%	23%
Theoretical income taxes at statutory rate	(96,858)	(41,669)
Preferred technological enterprise benefit	949	5,891
Deferred tax assets for which valuation allowance was provided	82,602	16,067
Permanent differences	10,033	7,643
Uncertain tax positions	9,035	13,500
Prior year taxes	(1,416)	(2,312)
Subsidiaries taxed at a different tax rate	17,594	16,443
Changes in valuation allowance	—	(1,162)
Other adjustments	2,637	1,170
Effective income tax	$24,576	$15,571
Effective tax rate	NM*	NM*
*NM = Not meaningful.

Deferred Tax Assets and Liabilities

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, a valuation allowance was provided reducing the deferred tax assets due to uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
As of December 31, 2025 and 2024, deferred tax assets and deferred tax liabilities presented in the consolidated balance sheets are comprised as follows (in thousands):

	December 31,
	2025	2024
Carry forward tax losses	$19,854	$13,912
Research and development cost	5,657	8,930
Compensations and benefits	7,218	9,748
Operating lease liability	4,847	5,525
Investments credit loss	64,327	96,324
Interest expense (Section 163j)	—	8,082
Other comprehensive income	10,911	2,715
Capital loss	1,262	948
Equity method and other investments	3,228	1,062
Other	3,837	983
Deferred tax assets before valuation allowance	121,141	148,229
Valuation allowance	111,648	140,020
Deferred tax assets	9,493	8,209

Intangible assets	(1,066)	(1,838)
Right-of-use assets	(4,305)	(5,401)
Capitalized research and development costs	(3,759)	—
Equity method and other investments	—	(904)
Property, equipment and software	(335)	(246)
Other	(28)	(9)
Deferred tax liabilities	(9,493)	(8,398)
Deferred tax liabilities, net	$—	$(189)

As of December 31, 2025 the Company has an accumulated tax loss carry forward of approximately $110.7 million in Israel and $32.3 million federal and state losses in the U.S which can be offset with the limitation as described in Section 382 of the IRS Code due to U.S subsidiary prior change in ownership. These losses do not have an expiration date.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024
Uncertain tax positions, beginning of the year	$31,170	$22,135
(Decrease) increase in tax positions for prior years	(25,724)	(13,001)
Increases related to current year tax positions	5,543	21,622
Revaluation	(411)	414
Uncertain tax positions, end of year	$10,578	$31,170

As of December 31, 2025 and 2024, unrecognized tax benefits of $10.6 million and $31.2 million, respectively, if recognized, would affect our effective tax rate in a future period. The Company currently does not expect uncertain tax positions to change significantly over the next twelve months.

The Company accrued interest and penalties related to uncertain tax positions recorded during the years ended December 31, 2025, 2024, and 2023. The amounts were immaterial.

Cash Income Taxes Paid (Net of Refunds)

The components of income taxes paid (net of refunds) for the year ended December 31, 2025 are as follows (in thousands):

December 31, 2025
Domestic (Israel)	$114
Foreign (U.S.)	2,381
Total	$2,495

Tax Assessments

The Company files income tax return in various jurisdictions with varying statue of limitations. As of December 31, 2025, the Company have received final tax assessments in Israel through 2020. In 2025, the Company is currently subject to tax audits in Israel and federal and state tax audits in U.S. The tax audits are ongoing and to date, no material issues have been raised and no adjustments have been proposed.

Pillar Two Taxation

On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework (the “Inclusive Framework”) on Base Erosion and Profit Shifting published a statement updating and finalizing the key components of a two-pillar plan on global tax reform. The Inclusive Framework plan has now been agreed to by more than 140 OECD members. While many countries have adopted some or all aspects of these rules, some countries have not adopted any or all of them, and many interpretive questions remain that are expected to be addressed in future guidance. In December 2025, Israel enacted Pillar Two legislation to implement a 15% global minimum tax on multinational enterprise groups with consolidated revenues exceeding €750 million in at least two of the four preceding fiscal years, effective from January 1, 2026. The Company is evaluating the effects of the legislation on our effective tax rate and cash tax position.

NOTE 17 - TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders (commonly referred to as related parties). The Company has transactions with the securitization vehicles and other Financing Vehicles which are also related parties.

As of December 31, 2025, the total fee receivables from related parties are $106.9 million, which consist of $85.9 million from securitization vehicles and $21.0 million from other Financing Vehicles. As of December 31, 2024, the total fee receivables from related parties are $99.4 million, which consists of $79.0 million from securitization vehicles and $20.4 million from other Financing Vehicles.

As of December 31, 2025 and 2024, the Company had amounts due from related parties $42.6 million and $15.2 million, respectively, which are included within other assets on the consolidated balance sheets. These amounts are entirely attributable to transactions with Financing Vehicles. Additionally, as of December 31, 2025 and 2024, the Company had amounts due to related parties of $10.6 million and $3.0 million, respectively, which are included within accrued expenses and other liabilities on the consolidated balance sheets.

For the year ended December 31, 2025, the total revenue from related parties is $652.7 million, which consists of $621.9 million from securitization vehicles and $30.9 million from other Financing Vehicles. For the year ended December 31, 2024, the total revenue from related parties is $679.1 million, which consists of $639.4 million from securitization vehicles and $39.7 million from other Financing Vehicles. For the year ended December 31, 2023, the total revenue from related parties is $622.2 million, which consists of $569.8 million from securitization vehicles and $52.4 million from other Financing Vehicles.

For the year ended December 31, 2025 and 2024, the Company purchased approximately $13.2 million and $39.9 million of loan principal from the Financing Vehicles, and recognized a loss of approximately $6.2 million and $36.4 million with respect to these loans, respectively. For the year ended December 31, 2023, the Company did not purchase any loans from the Financing Vehicles.

NOTE 18 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is presented in conformity with the two-class method required for multiple classes of ordinary share and participating securities.

Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of share options, restricted stock units and other contingently issuable shares. The dilutive effect of outstanding share options, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method.

The Company has two classes of ordinary share: Class A and Class B. The computation of the diluted earnings per share of Class A Ordinary Shares assumes the conversion of Class B Ordinary Shares, while the diluted earnings per share of Class B Ordinary Shares does not assume the conversion of those shares. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and result in an identical earnings (loss) per share for each class under the two-class method.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to ordinary shareholders for the year ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data):

Year Ended December 31, 2025
Basic EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd.	$81,389
Less: Undistributed earnings allocated to preferred shares	4,105
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$77,284
Denominator:
Weighted average shares used for earnings per ordinary share, basic	78,336,095
Earnings per share attributable to ordinary shareholders, basic	$0.99

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$77,284
Denominator:
Shares used in computation of basic earnings per share	78,336,095
Ordinary share warrants	785,890
Share options	3,031,605
Unvested RSUs	943,637
Weighted average shares used for earnings per ordinary share, diluted	83,097,227
Earnings per share attributable to ordinary shareholders, diluted	$0.93

	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net loss attributable to Pagaya Technologies Ltd. ordinary shareholders, basic and diluted	$(401,406)	$(128,438)
Denominator:
Weighted average shares used for net loss per ordinary share, basic and diluted	70,879,807	60,038,893
Net loss per share attributable to ordinary shareholders, basic and diluted	$(5.66)	$(2.14)

EPS for Class B ordinary shares and EPS for preferred shares are not presented separately, as under the two-class method, the EPS for Class A, Class B and preferred shares are the same.

The following potentially dilutive outstanding securities as of December 31, 2025, 2024 and 2023 were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods:

	December 31,
	2025	2024	2023
Share options	—	3,740,789	3,895,087
Options to restricted shares	—	19,948,408	20,046,080
RSUs	425,251	3,009,918	3,034,203
Ordinary share warrants	1,229,166	2,016,321	2,016,326
Redeemable convertible preferred shares	—	5,000,000	5,000,000
Exchangeable notes	11,434,704	11,434,704	—
Net potential dilutive outstanding securities	13,089,121	45,150,140	33,991,696

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Personnel related costs	$150,319	$175,631	$189,965
Non-personnel related costs	138,045	192,125	137,542
Total (1)	$288,364	$367,756	$327,507
(1) Total of personnel and non-personnel related costs represent the total of technology, data and product development, sales and marking, and general and administrative expenses in the consolidated statements of operations.

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

Geographical Information

A. Revenue from Fees

The following table sets forth revenue from fees generated by geographic area (in thousands):

	December 31,
	2025	2024	2023
United States	$1,261,341	$1,004,550	$772,814
Israel	—	—	—
Cayman	—	—	—
Total revenue from fees	$1,261,341	$1,004,550	$772,814

B. Assets

The total assets are primarily based in the United States with 88% and 81% of total as of December 31, 2025 and 2024, respectively. The following tables provide total assets by geographic area (in thousands):

	December 31,
	2025	2024
United States	$1,361,016	$1,049,534
Israel	184,898	241,538
Total assets	$1,545,914	$1,291,072
% of assets based in U.S. of total assets	88%	81%

As of December 31, 2025 and 2024, long-lived assets, consist of property, equipment and software, net, and right-of-use assets, located in Israel were $50.7 million (83%) and $61.5 million (82%), respectively. The remaining long-lived assets of $10.1 million and $13.3 million were located in the United States.

NOTE 20 - SUBSEQUENT EVENTS

In February 2026, the Company repurchased $7.4 million of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount. The Company paid total consideration of $6.5 million, excluding accrued interest, resulting in a $0.8 million gain on extinguishment of debt. This gain is net of the written-off carrying value. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $485.7 million.