Form 10-K/A
period 2025-12-31
Pagaya Technologies Ltd.
filed 2026-04-30
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Securities registered or to be registered pursuant to Section 12(b) of the Act

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

As of April 20, 2026, the registrant had 71,556,702 Class A Ordinary Shares, no par value, outstanding and 11,288,577 Class B Ordinary Shares, no par value, outstanding, and 2,027,147 Series A Preferred Shares, no par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pagaya Technologies Ltd. (“Pagaya” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Original Report” or the “2025 Annual Report on Form 10-K”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) not included in the Original Report. The Part III Information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which provides that the Part III Information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K. We are filing this Amendment to include the Part III Information in the Original Report because our definitive proxy statement for our 2026 annual general meeting of shareholders containing this information will not be filed before the 120th day after the end of our last fiscal year. As such, this Amendment hereby amends and supplements Items 10 through 14 of Part III of the Original Report and amends and updates the Form 10-K cover page (primarily to update the number of shares of Common Stock outstanding to April 20, 2026). In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Original Report has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events.

Part III

Item 10. Directors, Executive Officers Corporate Governance.

Board of Directors

The board of directors of the Company (the “Board” or the “Board of Directors”) currently consists of nine directors. Our Articles of Association provide that our Board may consist of not less than three and up to ten directors.

Under our Articles of Association, until 2024 our directors were divided into three classes, with each class elected to hold office for a term of three years. At the 2024 annual general meeting of shareholders, the phasing out of the Board classification was approved, such that beginning with our 2026 annual general meeting of shareholders, our Board will no longer be divided into classes and all directors up for election will be elected to hold office for a term of one year, except in the event of a director’s earlier death, resignation, removal or other termination. All of our current directors are serving a term that expires at the time of our 2026 annual general meeting of shareholders.

Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected as director. Biographical information concerning each of the director nominees is provided below.

Gal Krubiner, 37, has served as the Chief Executive Officer and a director since co-founding the Company in 2016. Mr. Krubiner brings extensive experience in the investments and wealth management industry with a specialization in innovative and sophisticated credit structured products. Prior to co-founding Pagaya, Mr. Krubiner focused on structuring and distributing sophisticated credit and asset-backed securities products with UBS AG from 2012 to 2016, as well as holding other positions specializing in investment, entrepreneurism, and financial markets. Mr. Krubiner earned a B.A. in Applied Science, Economics & Statistics from Tel-Aviv University. The Board considered Mr. Krubiner’s experience in the investments, capital markets, and wealth management industries and his knowledge of our business in particular, gained through his services as our Chief Executive Officer and co-founder, in concluding that he is qualified to serve as a director.

Avital Pardo, 40, has served as Deputy Chief Executive Officer and a director of the Company since September 2024, after previously serving as Chief Technology Officer and a director since co-founding the Company in 2016. Mr. Pardo was instrumental in designing the Company’s AI-based credit model and system. Prior to joining the Company, Mr. Pardo was one of the first employees at Fundbox and focused on algorithms from 2014 to 2015. Mr. Pardo earned a B.A. in Mathematics and Physics and a Master of Science, Mathematics from Hebrew University. The Board considered Mr. Pardo’s experience in algorithmic development, artificial intelligence, and credit modeling, and his knowledge of our business in particular, gained through his services as our Deputy Chief Executive Officer and co-founder, in concluding that he is qualified to serve as a director.

Yahav Yulzari, 40, has served as Deputy CEO and a director of the Company since September 2024, after previously serving as Chief Revenue Officer and a director since co-founding the Company in 2016. In his current role, Mr. Yulzari is responsible for managing and expanding the Company’s strategic business relationships with key partners globally. He also leads initiatives to mentor and develop the Company’s next generation of leaders, instilling values of excellence and preparing them for senior roles. Additionally, Mr. Yulzari oversees the Company’s investments in startups founded by Pagaya alumni, with a focus on ventures aligned with the Company’s core business activities. Prior to co-founding Pagaya, Mr. Yulzari was a real estate entrepreneur, leading residential and commercial development projects in Tel Aviv and London. Before transitioning into business, he had a professional sports career as a goalkeeper in the Israeli Premier Football League and was a member of Israel’s national team. The Board considered Mr. Yulzari’s experience in strategic business development, global partner relations, and large-scale entrepreneurship, and his knowledge of our business in particular, gained through his services as our Deputy Chief Executive Officer and co-founder, in concluding that he is qualified to serve as a director.

Avi Zeevi, 75, has served as a director of the Company since 2016. Mr. Zeevi also formerly served as Chairman of the board of directors of Payoneer Inc. from 2008 until June 2025. Mr. Zeevi is a FinTech entrepreneur and investor. He cofounded the Viola Group, a private equity investment group with over $6 billion of assets under management, in 2000, and is a co-founder and founding partner of Viola Ventures, a venture capital firm. Mr. Zeevi is also a co-founder and the Chairman of the investment committee of Viola FinTech. Mr. Zeevi has more than 45 years of experience as an entrepreneur, executive and investor. Mr. Zeevi has experience in the global financial industry through his involvement in several FinTech companies including MINT Systems, Decalog and Actimize, where he served as Chairman from 2001 until it was sold to NICE Systems. Mr. Zeevi also serves as a Chairman of Personetics Technologies Ltd. and as a director of G2RS Inc., Duetti Inc., Sympera Ltd., Bounce Technologies Ltd. and Hili Health Ltd. He also serves as a director in companies within the Viola

Group and entities affiliated with the Viola Group. Furthermore, Mr. Zeevi is also the Chairman of the investment committee of Israel Legacy Partners, a private equity fund focused on long-term investments in family companies. Mr. Zeevi was a board member at the Center for Educational Technology (CET) from 2004 until 2025, which is dedicated to the advancement of the education system in Israel, in the Jewish world and around the globe. He is also a member of the Board of Governors of the Technion, the Israel Institute of Technology and a board member at Bat Sheva Dance Company. Mr. Zeevi received his B.Sc in Industrial Engineering from the Technion, Israel Institute of Technology in 1973. The Board considered Mr. Zeevi’s experience in the venture capital, private equity, and the global financial technology industries, as well as his extensive track record of founding and scaling high-growth technology companies and his service as both an executive and director of publicly traded companies, in concluding that he is qualified to serve as a director.

Alison Davis, 64, has served as a director since 2024. Ms. Davis is currently chairman and managing partner of Fifth Era and Blockchain Coinvestors. Ms. Davis is an experienced corporate executive, public company board director, an active investor in growth companies and a best-selling author on the topics of technology and innovation. In addition to serving on the Company’s Board, Ms. Davis is currently a director of Bitwise and Kraken. She is also the chairman of the advisory board for Blockchain Capital, chairman of Renaissance Entrepreneurship and a director of the National Association of Corporate Directors (NACD) Northern California and Cambridge in America. Ms. Davis has served on the boards of over 25 public and private companies as chairman, audit committee chair, compensation committee chair and technology and innovation committee Chair. Public board roles have included City National Bank, Diamond Foods, Dispatch Management Services, Fiserv, First Data Corporation, Janus Henderson Group, LECG, Ooma, NatWest (formerly RBS), Silicon Valley Bank, Unisys, and Xoom. Ms. Davis was previously the managing partner of Belvedere Capital, a regulated bank holding company and private equity firm focused on investing in US banks and financial services firms where she worked closely with the Federal Reserve, the OCC, the FDIC and various state banking regulators. Prior to this, Ms. Davis was the chief financial officer of Barclays Global Investors (now BlackRock), the world’s largest institutional investment firm where she was part of the leadership team that launched the iShares product range. Earlier in her career, Ms. Davis spent 14 years as a strategy consultant and advisor to Fortune 500 CEOs, boards and executive teams with McKinsey & Company, and as a practice leader with A.T. Kearney where she built and co-led the global Financial Services Practice. She is a bestselling author and has been frequently named a “Most Influential Women in Business” by the San Francisco Business Times. She received her B.A. with Honors and Master’s in Economics from Cambridge University in England, and an MBA from the Stanford Graduate School of Business. The Board considered Ms. Davis’ experience in global financial services, venture capital, and digital asset innovation, as well as her extensive tenure as a chair of audit and technology committees for numerous public companies, in concluding that she is qualified to serve as a director.

Harvey Golub, 86, has served as a director of the Company since 2018. Mr. Golub currently serves as the chairman of Dynasty Financial Partners and Marblegate Acquisition Corp, and as a member of the advisory board of Marblegate Asset Management LLC. He is also on the boards of the American Enterprise Institute and the Manhattan Institute for Policy Research, as well as a member of the board of trustees of Jupiter Medical Center and a member of the investment committee of the Maltz Jupiter Theater. Mr. Golub has over 35 years of experience guiding companies’ organizational visions and strategies. He was chairman and CEO of American Express and IDS Financial Services and a director of McKinsey & Company. He has also served as chairman on the boards of American International Group, Campbell Soup Company, and the Reader’s Digest Association, and a member of the boards of Dow Jones & Company, Hess Corporation, RHJ International and several private companies. Mr. Golub received his B.S. from New York University. The Board considered Mr. Golub’s experience in global corporate governance, large-scale organizational strategy, and executive leadership of multinational financial services institutions, in concluding that he is qualified to serve as a director.

Asheet Mehta, 60, has served as a director of the Company since 2024. Mr. Mehta is a seasoned financial services leader, board director, and former McKinsey senior partner with more than 30 years of experience partnering with global financial institutions, scaling businesses, and guiding CEOs through strategy, transformation, and risk management. He brings deep industry expertise, broad functional range, and extensive experience operating at the intersection of financial services, technology, and evolving regulatory environments. He is the founder and CEO of Resfi.ai, a customer-centric financial services company that uses AI and behavioral finance to automatically deliver and implement financial advice for consumers on cash management and borrowing. Mr. Mehta also serves on the boards of Unqork and Piramal Finance, where he also serves on the Risk and Sustainability Committee. He is a senior partner emeritus of McKinsey & Company. He is also a senior advisor to Avantos.ai, Bright Money and NetXD. During his three-decade career at McKinsey, Mr. Mehta co-led the Global Financial Services and Payments practices, served on McKinsey’s board, and was chief transformation officer for North America. His client work spanned global universal banks, credit card companies, cash management banks, cross-border payments firms, exchanges, custody banks, insurers, asset and wealth managers, and fintechs, from the largest multinational institutions to regional leaders. He partnered with CEOs and boards on strategy, technology modernization, performance transformation, growth, marketing, innovation, organizational change, and risk and regulatory management. Mr. Mehta also serves on the board of the Asia Society, where he chairs the audit and risk committee, and on the board of visitors of Columbia Engineering, where he chairs the finance committee. Mr. Mehta holds an MBA with high honors from the

University of Chicago Booth School of Business, with a specialization in Finance and a concentration in Production Management. He earned a B.S. in Electrical Engineering from Columbia University. The Board considered Mr. Mehta’s experience in global financial services strategy, growth, risk management, and large-scale transformation, as well as his deep expertise in financial technology and regulatory environments, in concluding that he is qualified to serve as a director.

Dan Petrozzo, 61, has served as a director of the Company since 2018. Mr. Petrozzo served as a partner and venture partner at Oak HC/FT from 2017 to 2024, where he focused on growth equity and early-stage venture opportunities in FinTech. He currently serves on the boards of Sure Inc. and Nokod Security Ltd. Previously, Mr. Petrozzo co-founded Verilume, a cloud computing company, which was sold to Intralinks in 2016. Mr. Petrozzo is a former partner at Goldman Sachs where he served as Global Head of Technology for Investment Management. He was also chief information officer at Fidelity Investments and co-chief information officer at Morgan Stanley. He was also on the founding team at StorageApps, which was sold to Hewlett Packard. Mr. Petrozzo received his B.A. from Moravian College and his J.D. from Seton Hall University Law School. The Board considered Mr. Petrozzo’s experience in enterprise technology leadership at global financial institutions, cloud computing entrepreneurship, and financial technology venture capital, in concluding that he is qualified to serve as a director.

Tami Rosen, 55, has served as a director of the Company since 2024. She joined Pagaya in 2021 as Chief People Officer and serves as Chief Development Officer. As the Company’s first C-Suite hire, Ms. Rosen was instrumental in helping to scale Pagaya’s business, support M&A activities, attract and retain top talent, and assist in Pagaya’s successful public offering. Prior to joining Pagaya, Ms. Rosen served in various C-Suite and senior executive roles at Apple, Goldman Sachs, Atlassian, and Luminar Technologies, including as chief people officer at both Atlassian and Luminar Technologies. She pioneered Wall Street’s first LGBTQ+ Ally Program at Goldman Sachs and conceptualized and launched Atlassian’s TEAM Anywhere program, revolutionizing the future of work. At Pagaya, she spearheaded the Culture of Learning initiative, which emphasizes continuous growth. Ms. Rosen received her undergraduate degree in Law and Society from Binghamton University. The Board considered Ms. Rosen’s experience in human capital strategy, organizational scaling, and corporate development, as well as her critical role in navigating the Company’s transition to a public entity, in concluding that she is qualified to serve as a director.

Executive Officers

As of January 1, 2026, our executive officers are Gal Krubiner, our Chief Executive Officer, Avital Pardo, our Deputy Chief Executive Officer, Yahav Yulzari, our Deputy Chief Executive officer, Sanjiv Das, our President, and Evangelos Perros, our Chief Financial Officer. The biographies of Mr. Krubiner, Mr. Pardo, and Mr. Yulzari, each of whom is also a director, are provided under “Board of Directors” above. The biographies for our other executive officers are included below. Ms. Rosen, our Chief Development Officer, ceased being an executive officer on January 1, 2026.

Sanjiv Das, 64, joined Pagaya as President in 2023. Mr. Das has over 30 years of experience in financial services and, in his role as President, oversees the strategy and growth of the Company’s commercial business. Prior to joining Pagaya, Mr. Das served as CEO of Caliber Home Loans, a NewRez-owned residential mortgage lending company. There, he delivered record year-over-year growth in the non-banking sector. Mr. Das has also held positions as CEO, president and chairman of the board for Citi’s Mortgage Division, and as Head of all International Businesses at First Data, a KKR-owned company. He has also held senior roles at Morgan Stanley, American Express and Bank of America. Mr. Das received his bachelor’s degree in Mathematics from Delhi University and his M.B.A from the Indian Institute of Management Ahmedabad.

Evangelos Perros, 50, has been with Pagaya since 2021 and has served as Chief Financial Officer of the Company since February 2024. Prior to being named CFO, Mr. Perros served as the Interim CFO and, previously, the Company’s Deputy CFO and Head of Strategic Finance. With over 25 years of experience in the financial industry, Mr. Perros holds responsibility for all financial functions at Pagaya, including Investor Relations, Corporate Development and Strategy. Prior to joining Pagaya, he was a Managing Director at JP Morgan Chase, where he served in leadership positions in finance and investment banking, and most recently was a Managing Director and Head of Business Planning & Analysis at Apollo Global Management. Mr. Perros received his B.Sc. in Business Administration and Management from the University of Piraeus and his M.B.A. from Yale School of Management.

Family Relationships

There are no family relationships between any of the Company’s executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Ordinary Shares, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Ordinary Shares. Because the Company was a foreign private issuer during part of the year ended December 31, 2025, the Company’s directors, executive officers and greater than 10% shareholders were exempt from the requirements of Section 16(a) during that period. As of June 30, 2025, the Company determined that it no longer satisfied the criteria to be a foreign private issuer. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during fiscal year 2025.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct and Ethics governing the activities of directors, officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which can be accessed without charge by visiting our website at: https://investor.pagaya.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of our Code of Conduct and Ethics by posting such information within four business days at: https://investor.pagaya.com.

Director Selection Process

The Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual general meetings of shareholders. The Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating and Corporate Governance Committee”) is responsible for identifying, screening and recommending candidates to the Board for Board membership. When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers recommendations from shareholders and others as it deems appropriate.

The Nominating and Corporate Governance Committee periodically reviews and recommends for approval by the Board criteria for membership on the Board and the skills and characteristics required of Board members. Among the qualifications considered in the selection of director candidates, the Nominating and Corporate Governance Committee considers experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, potential conflicts of interest and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate in the context of the needs of the Board. Shareholders may recommend potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Company’s Chief Legal Officer at 335 Madison Avenue, 16th Floor, New York, NY, 10017 in accordance with the Israel Companies Law and the Company’s Articles of Association. The Nominating and Corporate Governance Committee evaluates these candidates by applying substantially the same criteria set forth above.

Audit and Finance Committee

The Audit and Finance Committee of the Board of Directors (the “Audit and Finance Committee”) is responsible, among its other duties and responsibilities, for overseeing Pagaya’s accounting and financial reporting processes, audits of financial statements, qualifications and independence of the independent registered public accounting firm, the effectiveness of internal control over financial reporting and the performance of the internal audit function and independent registered public accounting firm. The Audit and Finance Committee reviews and assesses the qualitative aspects of Pagaya’s financial reporting, processes to manage business and financial risks and compliance with significant applicable legal, ethical and regulatory requirements. The Audit and Finance Committee is directly responsible for the appointment, compensation, retention and oversight of the independent registered public accounting firm.

The members of the Audit and Finance Committee are Avi Zeevi, Alison Davis, Harvey Golub, and Dan Petrozzo, with Avi Zeevi serving as Chair of the Audit and Finance Committee. All members of the Audit and Finance Committee are financially sophisticated as required by the Nasdaq listing standards. The Board has determined that each of Avi Zeevi and Alison Davis qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations. In making this determination, the Board considered Mr. Zeevi’s and Ms. Davis’s formal education and previous and current experience in financial and accounting roles, described in “Board of Directors” above.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees of the Company that is designed to promote compliance with insider trading laws, rules and regulations. See Exhibit 19.1 to the 2025 Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of our executive compensation program, philosophy and objectives, discusses our executive compensation policies and practices, and analyzes how and why the Compensation Committee of our Board (the “Compensation Committee”) arrived at specific compensation decisions for 2025 for our named executive officers.
Our named executive officers for 2025 are:

Name	Title
Gal Krubiner	Chief Executive Officer
Evangelos Perros	Chief Financial Officer
Sanjiv Das	President
Tami Rosen	Chief Development Officer
Avital Pardo	Deputy Chief Executive Officer

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Executive Summary

Pagaya was founded with the goal of improving upon legacy underwriting practices in the United States through the use of artificial intelligence (“AI”) powered technology and data science. We have built and continue to enhance a network connecting financial institutions and their customers with investors, which is designed to facilitate greater access to financial products and services for consumers. Our business began in personal loans and has expanded to auto loans, point-of-sale and single-family rental (“SFR”).
Summary of 2025 Business Highlights
Our executive compensation program is designed to align the compensation of our executive officers with our financial and operational performance on both an annual and multi-year basis in an effort to deliver meaningful long-term shareholder value creation. In 2025, we demonstrated year-over-year growth across multiple measures, including:
●Record GAAP net income attributable to Pagaya shareholders of $81 million increased by $483 million year-over-year, driven primarily by revenue growth, lower expenses, and normalized impairments.
●Total revenue and other income of $1.3 billion increased by 26% year-over-year.
●Adjusted EBITDA of $371 million increased by $161 million compared to the prior year period, benefiting from growth in fee revenue less production costs and operating leverage as the business scales.
The Compensation Committee believes that these metrics are useful indicators of our ability to grow our business consistent with our annual operating plan and considers these and other metrics when setting executive compensation. Consistent with our philosophy, the Compensation Committee approved an executive compensation program for 2025 that included elements of fixed and variable pay to align executives to the Company’s financial and operational performance.
Summary of 2025 Executive Compensation Actions
●In 2025, we continued to structure a significant portion of our named executive officers’ target total direct compensation opportunity to be “at-risk” including a target annual performance bonus based on the Company’s financial and operational performance and an assessment of individual performance and/or long-term equity incentives in the form of time-based restricted stock units (“RSUs”) (Mr. Krubiner and Mr. Pardo did not receive long-term equity incentives in 2025).
●The Compensation Committee and Board determined annual performance bonus outcomes based on meeting financial targets for Total Revenue and Other Income, GAAP Net Income, and Adjusted EBITDA. These targets were selected to focus our executives on achieving both top-line and bottom-line performance to continue our commitment to our growth and profitability framework. Each named executive officer’s annual target bonus represented between 65% and 100% of his or her base salary, which could fund between 0% and 300% of target based on the achievement of the relevant financial targets. The Compensation Committee and the Board then assigned an individual performance modifier of between 0% and 300% and made final adjustments before approving payouts, subject to a maximum potential payout of 300% of each named executive officer’s then-current annual base salary. Our annual performance bonus is described in more detail under “2025 Executive Compensation Program—Annual Performance Bonus” below.
For more information on the rationale for how we structure executive compensation, please refer to the section below entitled “2025 Executive Compensation Program—Long-Term Incentive Compensation”.
Executive Compensation Policies and Practices
Our executive compensation program reflects our strong commitment to good governance practices with respect to executive compensation:

WHAT WE DO		WHAT WE DON’T DO
✔	100% Independent Directors on the Compensation Committee.	✘	No Guaranteed “Single Trigger” Change in Control Payments.
✔	Retain an Independent Compensation Advisor.	✘	No Tax Reimbursements or Tax Gross Ups on Severance or Change in Control Payments.
✔	Review and Reevaluate Executive Compensation Annually.	✘	No Special Executive Health Benefits, or Retirement Plans That Are Not Available to Our Employees Generally.
✔	Structure a Significant Portion of Executive Compensation to be At-Risk.	✘	No Short Sales or Hedging of Stock Ownership Positions or Other Derivative Transactions.
✔	Tie Performance Bonus Opportunities to Corporate Objectives.
✔	Emphasize Long-Term Equity Incentives.
✔	Implement and Enforce a NASDAQ-Compliant “Clawback” Policy.
✔	Establish Maximum Payout Amounts for the Annual Performance Bonus and Require Threshold Levels of Achievement for Payout

Objectives, Philosophy and Elements of Executive Compensation

Our executive compensation program aims to achieve the following principal objectives:
●attract, retain and reward highly-qualified executives;
●provide incentives that motivate and reward for achievement of our key performance goals that increase shareholder value over the long term;
●align our executives’ interests with those of our shareholders; and
●link pay to Company’s performance.
Our executive compensation program generally consists of, and is intended to strike a balance among, three principal elements. The chart below includes these three elements, their principal features and rationale.

COMPENSATION ELEMENT	VEHICLE	DESCRIPTION	PURPOSE
Base Salary	Cash	Fixed component of pay.	Provides regularly-paid compensation for executives to perform their job functions and financial stability and security.
Annual Performance Bonus	Cash	Opportunity to earn an annual performance bonus based on achievement of Company financial and operational targets and an assessment of individual performance.	Motivates and rewards the achievement of key drivers of our operating plans and business strategies and individual achievements.
Long Term Incentives	Equity	RSU awards are typically granted annually and vest over multiple years, generally subject to continued employment on the vesting date.	Multi-year vesting period assists with retention and aligns executives’ interests with shareholder interests and changes in shareholder value over the long-term.

We also provide our executive officers with severance and change in control-related payments and benefits, as well as benefits available to all our employees, including retirement benefits under our 401(k) plan and participation in various employee health and welfare benefit plans.
We focus on providing a competitive compensation package to each of our executive officers that provides short-term and significant long-term incentives for executive officers to drive the achievement of our operating plans and business strategies. We believe that this approach provides an appropriate blend of short-term and long-term incentives that aligns our executives and shareholders.
We do not have formal policies for allocating compensation among base salary, annual performance bonuses and equity awards, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, we historically have structured a significant portion of our named executive officers’ total direct compensation so that it is comprised of performance-based bonus opportunities and/or long-term equity awards, in order to align our executive officers’ incentives with the interests of our shareholders and our corporate objectives.
How We Determine Executive Compensation

Role of our Compensation Committee and the Board
The Compensation Committee is appointed by the Board to assist with the Board’s oversight responsibilities with respect to the Company’s compensation policies, plans and programs, administration of the Company’s equity plans and its responsibilities related to the compensation of the Company’s executive officers, senior management and non-employee directors, as appropriate. The Compensation Committee consists solely of independent directors.
The Compensation Committee meets periodically throughout the year to manage and evaluate our executive compensation program, and determines the principal components of compensation (base salary, annual performance bonuses and equity awards) for our executive officers, including our named executive officers, on an annual basis; however, decisions may occur at other times for new hires, promotions or other special circumstances as the Compensation Committee determines appropriate. The Compensation Committee does not delegate authority to approve executive officer compensation. The Compensation Committee does not maintain a formal policy regarding the timing of equity awards to our executive officers, but typically grants equity awards at a regularly scheduled meeting in the first quarter of the year and at the time of a new hire or promotion. The Compensation Committee makes recommendations on the compensation and other terms of employment of the Chief Executive Officer and our other named executive officers and evaluates the Chief Executive Officer’s performance in light of relevant corporate performance goals and objectives, which are then presented to the independent members of the Board for further review, discussion, and final approval.

Role of Management
The Compensation Committee works with and receives information and analyses from management, and considers such information and analyses in determining the structure and amount of compensation to be paid to our executive officers, including our named executive officers. Our Chief Executive Officer evaluates executive officer performance and provides the Compensation Committee with these assessments, as well as with his recommendations and proposals regarding executive officer compensation and decisions affecting base salaries, annual performance bonuses, equity awards and other compensation-related matters, outside of the presence of any other named executive officers. However, the Compensation Committee retains the final authority to make all compensation decisions for our executive officers.
From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee or Board meetings. Members of management, including our Chief Executive Officer, may attend portions of our Compensation Committee’s meetings, as determined by the Compensation Committee.
Management works with our Chief Executive Officer to design and develop recommended compensation programs for our executive officers, including our named executive officers, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, to prepare peer data comparisons and other briefing materials, and ultimately to implement the decisions of the Compensation Committee with respect to executive compensation.
Neither our Chief Executive Officer nor any other executive officers or other employees are present during deliberations of, or decisions regarding, their own compensation or compensation of other executive officers, with the exception of our Chief Executive Officer who may be present during deliberations regarding the compensation of our other executive officers.
Role of Compensation Consultant
The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. The Compensation Committee retained Semler Brossy as its compensation consultant to aid it in making executive pay decisions for 2025. As part of its engagement, Semler Brossy annually reviews and recommends updates as necessary to the group of peer companies the Compensation Committee uses as a reference in assessing the competitive market, making executive compensation decisions, evaluating current executive pay practices and considering different compensation programs to aid the Compensation Committee in making executive pay decisions for 2025. Semler Brossy also conducted market research and analysis to assist the Compensation Committee in developing executive compensation levels, including appropriate salaries, annual performance bonuses and equity awards for our executive officers, including our named executive officers. Semler Brossy also conducted a review of our non-employee director compensation policies and practices.
The Compensation Committee annually reviews whether the work of Semler Brossy as a consultant to the Compensation Committee has raised any conflict of interest, taking into account the following factors: (i) the provision of other services to the Company by Semler Brossy; (ii) the amount of fees received from the Company as a percentage of Semler Brossy’s total revenue; (iii) Semler Brossy’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the individual compensation advisors employed by Semler Brossy with any member of our Compensation Committee; (v) any shares of the Company owned by Semler Brossy or the individual compensation advisors employed by Semler Brossy; and (vi) any business or personal relationship of Semler Brossy or the individual compensation advisors employed by Semler Brossy with any executive officer. After considering these factors, the Committee determined that there is no conflict of interest with regard to Semler Brossy.
Use of Competitive Market Compensation Data
The Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for executive talent. Pursuant to the direction of the Compensation Committee, Semler Brossy reviewed the peer group companies utilized for 2024 compensation decisions in connection with assessing the compensation practices of the publicly traded companies with whom we compete for such talent and determined that no changes were warranted for 2025. Based on input from the Compensation Committee, this list consists of companies from the financial technology and software industries with product and business model similarities to the Company. The resulting peer group used by the Compensation Committee in making executive compensation decisions for 2025 consisted of the following companies listed below, which included companies with revenues ranging from $98 million to $2.3 billion and market capitalizations ranging from $705 million to $19.8 billion.

SoFi Technologies, Inc. (SOFI)	Upstart Holdings, Inc. (UPST)
Affirm Holdings, Inc. (AFRM)	nCino, Inc. (NCNO)
Robinhood Markets, Inc. (HOOD)	Lemonade, Inc. (LMND)
LendingClub Corporation (LC)	Marqeta, Inc. (MQ)
SentinelOne, Inc. (S)	Flywire Corporation (FLYW)
Paymentus Holdings, Inc. (PAY)	Blend Labs. Inc. (BLND)
Open Lending Corporation (LPRO)
The Compensation Committee, with the assistance of Semler Brossy, used data drawn from public filings of the companies in our compensation peer group (together, the “market data”), to evaluate the competitive market when determining the 2025 total direct compensation packages for our named executive officers, including base salary, annual performance bonuses and long-term incentive compensation opportunities. Semler Brossy prepared, and the Compensation Committee reviewed, a range of market data reference points with respect to base salary, annual performance bonuses, equity awards (valued based on an approximation of grant date fair value), total target cash compensation (base salary and annual performance bonuses) and target total direct compensation (total target cash compensation and equity compensation) with respect to each of our executive officers. The Compensation Committee did not target pay to fall at any particular percentile of the market data, but rather reviewed this market data as a helpful reference point in making 2025 compensation decisions. Competitive market data is only one of the factors that the Compensation Committee considers in making compensation decisions. The Compensation Committee also considers other factors as described below under “Factors Used in Determining Executive Compensation.”
Factors Used in Determining Executive Compensation

The Compensation Committee sets the compensation of our executive officers, including our named executive officers, at levels it determines to be competitive and appropriate for each executive officer, using the professional experience and judgment of Compensation Committee members. Pay decisions are not made by use of a formulaic approach or benchmark; the Compensation Committee believes executive pay decisions require consideration of a multitude of relevant factors which may vary from year to year. In making executive compensation decisions, the Compensation Committee generally takes into consideration a variety of factors, including the following:
●Company performance and existing business needs;
●Each executive officer’s individual performance, experience, skills, level of responsibility and the breadth, scope and complexity of the position, as well as the criticality of the skill set of the executive officer to the Company’s future performance;
●The need to attract new talent to our executive team and retain existing talent in a highly competitive industry where we compete for top talent;
●A range of market data reference points, as described above under “Use of Competitive Market Compensation Data”;
●The total compensation cost and shareholder dilution from executive compensation actions;
●A review of an executive officer’s total target and historical compensation and equity award holdings;
●Internal pay equity relative to similarly situated executives;
●Recommendations from an outside compensation consultant on compensation policy determinations for our executive officers;
●Our Chief Executive Officer’s recommendations, based on his direct knowledge of the performance by each executive officer;
●Our Compensation Committee’s independent judgment; and
●The results of the annual advisory vote of our shareholders on our executive compensation program (our “Say on Pay” vote).
At our 2025 Annual General Meeting of Shareholders, we conducted a Say on Pay vote. Our shareholders supported the Say on Pay proposal with over 96% of the votes cast. The Compensation Committee considered the result and believes that it demonstrates that our shareholders are highly supportive of our executive compensation program.

2025 Executive Compensation Program

Base Salary
In February 2025, the Compensation Committee reviewed the base salaries of our executive officers, including our named executive officers against the market data provided by Semler Brossy and each named executive officer’s annual performance, as well as recommendations from our Chief Executive Officer (except with respect to his own base salary) and the other factors described above under “Factors Used in Determining Executive Compensation.” Following this review, the Compensation Committee determined that no increase to each of our named executive officer’s base salary was necessary. Under the terms of their employment arrangements, Mr. Krubiner and Mr. Pardo were each entitled to an annual base salary of $1,331,000 in 2025; however, each of them waived the portion of his 2025 annual base salary over $1,000,000, while preserving his right to a compounded increase in future years. Actual base salary amounts for fiscal 2025 are reflected in the table below:

Name	2025 Base Salary ($)
Gal Krubiner(1)	1,000,000
Evangelos Perros	650,000
Sanjiv Das(2)	650,000
Tami Rosen	650,000
Avital Pardo(1)(3)	1,000,000
(1) Mr. Krubiner and Mr. Pardo were each entitled to an annual 10% salary increase in 2023, 2024, and 2025. Each of them waived the portion of his base salary over $1,000,000 for these years while preserving his right to a compounded increased in future years. Mr. Krubiner and Mr. Pardo would have each had an annual base salary of $1,331,000 in 2025 had he not waived the portion of his base salary over $1,000,000.
(2) In addition to his regular salary, Mr. Das receives an additional annual payment of $750,000 paid in equal installments in accordance with the Company’s normal payroll practices, as set forth in Mr. Das’s employment agreement, and as described in this “Compensation Discussion and Analysis.”
(3) Mr. Pardo receives his salary in Israeli shekels.
Annual Performance Bonus
The annual bonus plan (the “Bonus Plan”) applies to certain key employees, including the named executive officers, that are selected by the Compensation Committee. The Bonus Plan provides for the opportunity to earn an annual performance bonus based upon the attainment of predetermined financial and operational targets for the respective year and an assessment of individual performance. The Committee sets specific target percentages for annual performance bonuses as a percentage of our named executive officers’ base salary. At the end of the year, the Committee considers achievement of the applicable financial and/or operational targets and assesses individual performance, and makes recommendations to the Board for annual bonus payouts. Based on the achievement of the relevant financial and/or operational targets, the Compensation Committee and the Board assign an overall Company performance modifier between 0% and 300%. The Compensation Committee and the Board then assign an individual performance modifier between 0% and 300% and make final adjustments before approving payouts. In addition to the bonus based on achievement of the applicable financial and/or operational targets and individual performance, and any guaranteed bonus amounts in our executives’ employment agreements, the Board or the Compensation Committee has the authority to award each of the named executive officers a discretionary portion of their bonus. Additionally, under the Company’s Compensation Policy for Executive Officers and Directors, annual performance bonuses are capped at a maximum payout of 300% of the executive’s then-current annual base salary (in the case of Mr. Krubiner and Mr. Pardo, the cap is calculated including the waived amount of his annual base salary).
Payments are made as soon as practicable following the end of each year. Subject to the rights contained in any agreement between us and the Executive, an executive officer must be employed by us on the bonus payment date to be eligible to receive a bonus payment.
Target Annual Performance Bonus Opportunities
The 2025 target annual performance bonus opportunities under the Bonus Plan for our named executive officers were set as follows:

Name	Target Bonus ($)	Target Bonus (% of Base Salary)
Gal Krubiner	1,000,000	100%
Evangelos Perros	423,000	65%
Sanjiv Das	423,000	65%
Tami Rosen	423,000	65%
Avital Pardo(1)	1,000,000	100%
(1) Mr. Pardo’s annual cash incentive bonus was calculated in US dollars and he actually received it in Israeli shekels.
In determining 2025 target annual performance bonus opportunities, the Compensation Committee considered the need to position our named executive officers appropriately relative to internal and external benchmarks, including the market data provided by Semler Brossy, and our executives’ individual performance, as well as recommendations from the Chief Executive Officer (except with respect to his own bonus) and the other factors described above under “Factors Used in Determining Executive Compensation.”
Company Performance Goals and Bonus Structure
In February 2025, the Compensation Committee adopted the following financial and operational targets for the Bonus Plan. The Committee selected these targets to focus our executives on achieving both top-line and bottom-line performance to continue our commitment to our growth and profitability framework, and they were intended to be rigorous in nature and incentivize our executives to achieve our operating plans and business strategies:

Target	Weighting
Total Revenue and Other Income	30%
GAAP Net Income	25%
Adjusted EBITDA	45%
The following table shows the threshold, target, and maximum achievement levels for the individual Company performance goals for the 2025 Bonus Plan as well as the actual results and individual multipliers achieved based on Company performance, which resulted in an overall weighted Company modifier of 187.5% for the 2025 Bonus Plan:

2025 Annual Bonus - Company Performance
Weighting	Metric (1)	Threshold (2)	Target (2)	Maximum (2)	Actual Results	Actual Multiplier
30%	Total Revenue and Other Income	$920M	$1.15B	$1.725B	$1.3B	150%
25%	GAAP Net Income	$(20)M	$3M	$65M	$81M	300%
45%	Adjusted EBITDA	$212M	$265M	$397M	$371M	150%
(1)    Adjusted EBITDA is not a financial measure prepared in accordance with GAAP. See “—Reconciliation of Non-GAAP Financial Measures” for additional information regarding Adjusted EBITDA, including a reconciliation to its most directly comparable GAAP measure.
(2)    The threshold achievement represents the minimum goal that must be achieved for the metric to fund. Threshold achievement results in the metric funding at 75%, target achievement results in the metric funding at 100%, and maximum achievement results in the metric funding at 300%.

Before annual performance bonuses are paid, the Compensation Committee and the Board consider individual performance and assign an individual performance modifier between 0% and 300%. The Compensation Committee and the Board then determine if any final adjustments are warranted. Factors that the Committee and the Board consider include particular achievements and difficulties during the year, whether the executive demonstrated our Company values, and other relevant factors as determined in their discretion. After considering these factors, the Committee and the Board assigned the following individual modifiers and approved the following payouts for the 2025 Bonus Plan:

Name(1)	Target Annual Bonus ($)	Company Modifier (%)	Individual Modifier (%)	Funded Bonus ($)	Actual Bonus After Adjustments ($)
Gal Krubiner	1,000,000	187.5	200	3,750,000	3,500,000
Evangelos Perros	423,000	187.5	150	1,189,688	1,000,000
Sanjiv Das	423,000	187.5	200	1,586,250	1,600,000
Tami Rosen	423,000	187.5	100	793,125	300,000
Avital Pardo	1,000,000	187.5	100	1,875,000	400,000
Long-Term Incentive Compensation
When it considered 2025 equity compensation decisions, the Compensation Committee reviewed the market data provided by Semler Brossy, including equity award practices of our peer companies, our named executive officers’ outstanding equity awards, including the retention value of unvested awards, our current business strategies and projected growth, and an evaluation of each named executive officer’s responsibilities and performance, including the criticality of the executive to the future success of the Company. The Compensation Committee also took into account the recommendations of our Chief Executive Officer (except with respect to his own equity award) and the other factors described above under “Factors Used in Determining Executive Compensation.”
The RSU awards granted to our named executive officers in 2025 are set forth in the table below. These RSU awards were granted in March 2025 and vest over a period of two years in eight equal quarterly installments, subject to the named executive officer’s continued service with us through each such vesting date. Our three founders (including Mr. Krubiner and Mr. Pardo) did not receive equity incentives in 2025.

Name	Annual RSU Award (Number of Shares)
Gal Krubiner	0
Evangelos Perros	165,000
Sanjiv Das	190,000
Tami Rosen	125,000
Avital Pardo	0

Executive Employment Arrangements

We have entered into employment agreements with our named executive officers. These agreements provide the initial terms of each executive’s employment with the Company; contain provisions regarding non-competition, non-solicitation, confidentiality, and assignment of inventions; and include severance provisions. Each of our named executive officers is an “at-will” employee. The terms of these agreements are described in more detail below and under “Potential Payments Upon Termination or Change in Control.”
Either the Company or the named executive officer may terminate the applicable employment agreement by giving written notice to the other party. The Company may also terminate the named executive officer’s employment agreement for cause (as defined in the applicable agreement). In the case of the Chief Executive Officer, the Company’s Articles of Association require a decision by a regular majority of the directors present and voting on such matter if the termination is for cause. The Company’s Articles further provide that, until the sixth anniversary of the Company’s public offering, the Chief Executive Officer can be terminated other than for cause only by a supermajority of at least 75% of the directors then in office, and thereafter such termination shall require a decision of the Board by a regular majority of the directors present and voting on such matter.
Gal Krubiner
On November 12, 2024, we entered into an amended and restated employment agreement with Mr. Krubiner, our Chief Executive Officer, which provides for (i) an annual base salary of $1,000,000 and (ii) an annual cash incentive bonus determined in the discretion of the Board based on the Company’s Compensation Policy for Executive Officers and Directors (subject to shareholder approval where required). In addition, Mr. Krubiner is entitled to (i) use the service of one or more executive assistants who may assist him with personal matters, (ii) an annual allowance for personal expenses in the amount of up to $105,000 and (iii) housing accommodations and tax gross-ups for personal taxes in connection with any such housing accommodations while Mr. Krubiner is in the United States and while he is traveling on behalf of the Company. Pursuant to Mr. Krubiner’s prior employment agreement and understandings with the Company, he is entitled to a 10% annual increase of his base salary each year from 2023 to 2027, which he waived in 2023, 2024, and 2025, while preserving his right to receive a compounded increase in future years.

Evangelos Perros

On March 12, 2025, we entered into an amended and restated employment agreement with Mr. Perros, our Chief Financial Officer, which provides for (i) an annual base salary of $650,000 and (ii) eligibility to receive an annual cash incentive bonus, with the actual amount determined in the discretion of the Company’s Chief Executive Officer and the Board based on the Company’s Compensation Policy for Executive Officers and Directors.

Sanjiv Das

On March 12, 2025, we entered into an amended and restated employment agreement with Mr. Das, our President, which (as amended on November 6, 2025) provides for (i) an annual base salary of $650,000, (ii) an additional annual payment of $750,000 to be paid in accordance with the Company’s regular payroll practices and (iii) eligibility to receive an annual cash incentive bonus, with the actual amount determined in the discretion of the Company’s Chief Executive Officer and the Board based on the Company’s Compensation Policy for Executive Officers and Directors.

Tami Rosen

On November 12, 2024, we entered into an amended and restated employment agreement with Ms. Rosen, our Chief Development Officer, which provides for (i) an annual base salary of $650,000 and (ii) eligibility to receive an annual cash incentive bonus, with the actual amount determined in the discretion of the Company’s Chief Executive Officer and the Board based on the Company’s Compensation Policy for Executive Officers and Directors.

Avital Pardo

On March 12, 2025, we entered into an amended and restated employment agreement with Mr. Pardo, our Chief Technology Officer, which provides for (i) a monthly base salary of NIS 288,501 and (ii) an annual cash incentive bonus determined in the discretion of the Company’s Chief Executive Officer and the Board based on the Company’s Compensation Policy for Executive Officers and Directors (subject to shareholder approval where required). In addition, Mr. Pardo is entitled to use the service of one or more executive assistants who may assist him with personal matters. Pursuant to understandings with the Company, Mr. Pardo is entitled to a 10% annual increase of his base salary each year from 2023 to 2027, which he waived in 2023, 2024, and 2025, while preserving his right to receive a compounded increase in future years.

Each of our named executive officers’ employment agreement provides for certain severance payments and benefits that are described in more detail in “Potential Payments Upon Termination or Change in Control.”

Other Benefits and Perquisites

401(k) Plan, Employee Stock Purchase Plan, Welfare and Health Benefits
We maintain a defined contribution retirement plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax advantaged basis (the “401(k) Plan”). Our matching contribution is 50% of employee contributions and up to a $5,000 annual maximum match. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended (the “Code”). Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions and any employer contributions. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, employer contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.
Pagaya does not provide a pension plan for employees (other than as may be statutorily required by applicable law) and none of the named executive officers participates in a nonqualified deferred compensation plan.

We also offer eligible employees, including our executive officers, the opportunity to purchase our Class A Ordinary Shares at a discount under our Employee Stock Purchase Plan (the “ESPP”), which is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Pursuant to the ESPP, all eligible employees, including the eligible named executive officers, may allocate up to a specified amount of the participant’s gross earnings (as described in ESPP) for that year to purchase our Class A Ordinary Shares at a 15% discount of the lesser of (i) the market value of our Class A Ordinary Shares at the beginning of each offering period and (ii) the market value of our Class A Ordinary Shares on the applicable purchase date, subject to specified limits.
In addition, we provide other health and welfare benefits to our executive officers, including the named executive officers, on the same basis as to all of our full-time employees. These benefits include, but are not limited to, medical, dental and vision benefits, medical and dependent care, flexible spending accounts, short-term and long-term disability insurance and life insurance. We also pay the premiums for term life insurance and disability insurance, subject to certain limitations, for all of our employees, including our named executive officers.
We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Additional Benefits and Perquisites
In addition to the employee benefits available to all of our eligible employees, certain of our named executive officers receive additional benefits and perquisites that the Company believes are necessary and appropriate to provide a competitive compensation package to its named executive officers. These benefits and perquisites are described in more detail in the All Other Compensation column of the Summary Compensation Table and related narrative disclosure.

We do not view perquisites or other personal benefits as a significant component of our executive compensation program other than for our Chief Executive Officer. For all of our named executive officers, we only provide additional benefits and perquisites where we believe it is appropriate to assist the executive in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. For Mr. Krubiner, we believe that providing him with a housing and personal expense allowance while in New York and related tax reimbursement payments benefit the Company by ensuring his availability and permanent presence at our corporate headquarters. Perquisites and other personal benefits are reviewed by the Compensation Committee.
Tax and Accounting Implications

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock-based compensation awards. ASC Topic 718 requires companies to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award.
Under Section 162(m) of the Code, compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.
Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its shareholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m) of the Code. The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) of the Code if it determines that such modifications are consistent with the Company’s business needs.
Timing of Grants and Equity Awards

Equity awards are typically granted in March as part of the annual total compensation review for senior leaders and other employees and are approved by the Compensation Committee on or before the grant date. The Compensation Committee’s general practice is to complete its annual executive compensation review and determine performance goals and target compensation for our named executive officers, following which the Committee approves equity awards for named executive officers as well as any other equity award recipients. On occasion, the Compensation Committee may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention, or other purposes. While the Compensation Committee has discretionary authority to grant equity awards outside of the cycle described above, the Committee does not have a practice or policy of granting equity awards in anticipation of the release of material non-public information and does not time the release of material non-public information in coordination with grants of equity awards in a manner that intentionally affects the value of executive compensation. The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments in 2025. Accordingly, the Company has no disclosure required under Item 402(x) of Regulation S-K.
Insider Trading Policy; Prohibition on Other Stock Trading Practices

We maintain an Insider Trading Policy that governs the purchase, sale and other disposition of our securities by all our directors, officers and employees, and have implemented process that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. Among other things, our Insider Trading Policy prohibits all of our directors, officers and employees, including our named executive officers, from engaging in short sales, hedging of their share ownership positions and transactions involving derivative securities relating to our shares. Our Insider Trading Policy also prohibits trading during certain quarterly and certain special blackout periods. This summary of our Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to our Insider Trading Policy, a copy of which can be found as exhibit 19.1 to our 2025 Annual Report on Form 10-K.
Our Insider Trading Policy includes guidelines with respect to adopting Rule 10b5-1trading plans. Under the guidelines, Rule 10b5-1 plans may only be adopted or modified during an open trading window and only when such individual does not otherwise possess material nonpublic information about the Company.
Stock Ownership Guidelines

The Company does not maintain formal stock ownership guidelines for directors and executive officers. Our founders, who serve as directors and executive officers, own a significant percentage of our outstanding shares and therefore the Compensation Committee has determined not to implement any ownership requirements at this time.
Clawback Policy

On November 29, 2023, the Compensation Committee approved an Incentive Compensation Recoupment Policy providing for the Company’s recoupment of recoverable incentive compensation that is received by covered officers of the Company under certain circumstances, in compliance with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder and Nasdaq Listing Rule 5608. See Exhibit 97.1 to the Company’s 2025 Annual Report on Form 10-K. The Company has not recouped compensation, or attempted to recoup compensation, from any employee to date. Recovery under the Clawback Policy is mandatory and no employee misconduct is required.
Analysis of Risks Presented by Our Compensation Policies and Programs

The Compensation Committee has reviewed our compensation policies and practices, in consultation with Semler Brossy, to assess whether they encourage employees to take excessive or inappropriate risks. After reviewing and assessing our compensation philosophy, policies and practices, including the mix of fixed and variable, short-term and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, the Compensation Committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to create risks that have a material adverse effect on the Company. The Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; rather, it believes the mix of short-term compensation (in the form of base salary and annual performance bonuses, if any, which is based on a variety of performance factors and includes a cap on payout) and long-term compensation (in the form of RSU awards) in our executive compensation program prevents undue focus on short-term results and helps align the interests of our executive officers with the interests of our shareholders. In addition, our Insider Trading Policy protects against short-term decision-making. The Compensation Committee conducts an annual review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.

Compensation Policy Under the Israel Companies Law

Under the Israel Companies Law, a public company must have a compensation policy approved by the board of directors after receiving and considering the recommendation of the company’s compensation committee. Our Compensation

Policy is designed to promote retention and motivation of directors and executive officers, incentivize superior individual excellence and align the interests of our directors and executive officers with our long-term performance, while simultaneously discouraging them from taking excessive risks in their pursuit of such goals. To that end, a portion of an executive officer’s compensation package is targeted to reflect our short and long-term goals, as well as the executive officer’s individual performance. On the other hand, our Compensation Policy includes measures designed to reduce the executive officer’s incentives to take excessive risks that may harm Pagaya in the long-term, such as limits on the value of cash bonuses and equity-based compensation, limitations on the ratio between the variable and the total compensation of an executive officer and minimum vesting periods for equity-based compensation.

The Compensation Policy also addresses Pagaya’s executive officers’ individual characteristics (such as their respective positions, education, scope of responsibilities and contribution to the attainment of its goals) as the basis for compensation variation among its executive officers and considers the internal ratios between compensation of its executive officers and directors and other employees. Pursuant to the Compensation Policy, the compensation that may be granted to an executive officer may include base salary, annual bonuses and other cash bonuses (such as a signing bonus and special bonuses), equity-based compensation, benefits and retirement and termination of service arrangements. All cash bonuses are limited to a maximum amount linked to the executive officer’s then-current base salary. In addition, the total variable compensation components (cash bonuses and equity-based compensation) may not exceed 95% of each executive officer’s total compensation package with respect to any given calendar year.

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

The Compensation Policy also provides for compensation to the members of the Pagaya Board either (i) in accordance with the amounts provided in the Companies Regulations (Rules Regarding the Compensation and Expenses of an External Director), 5760-2000, subject to the exemptions afforded by the Companies Regulations (Relief for Public Companies Whose Securities are Listing for Trading on a Stock Exchange Outside of Israel), 5760-2000, as such regulations may be amended from time to time, if Pagaya at any time is required or elects to appoint external directors, or (ii) in accordance with the amounts determined in the Compensation Policy and subject to applicable law.

This summary is qualified in its entirety by reference to the Company’s Compensation Policy for Executive Officers and Directors, which is filed as Exhibit 10.5 to the Company’s 2025 Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

Mr. Zeevi and Mr. Petrozzo each served as members of the Compensation Committee in 2025. All members of the Compensation Committee were independent directors. No member of the Compensation Committee, while serving on the Compensation Committee, was at any time during 2025 an officer or employee of the Company, and no member of the Committee had any relationship requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2025, none of our executive officers served on the board of directors or compensation committee of any company where one of that company’s executive officers served as one of our directors.

2026 Executive Compensation Program Changes

In 2026, the Compensation Committee extended the grant of RSUs to our three founders, including Mr. Krubiner, Mr. Pardo, and Yahav Yulzari. The Compensation Committee made this decision considering the Company’s growth and profitability trajectory and the other factors described above under “Factors Used in Determining Executive Compensation.” The Committee also considered that our three founders have not received additional equity since 2021, well before we became a public company. Following these changes, and moving forward, all members of our senior leadership will have a pay structure consisting of base salary, target bonus level, and an annual equity grant, which the Committee believes is consistent with general market practice and benefits our shareholders by ensuring our compensation program is designed to attract and retain top talent in a competitive industry.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Company’s Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2025 Annual Report on Form 10-K.
The Compensation Committee

Avi Zeevi (Chair)
Dan Petrozzo

April 30, 2026
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The table below provides information with respect to the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023 regarding the compensation of the named executive officers (who are also our five most highly-compensated “office holders” within the meaning of the Israel Companies Law).

Name	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation ($)(7)	Total ($)
Gal Krubiner	2025	1,000,000	—	—	3,500,000	1,519,560	6,019,560
Chief Executive Officer	2024	1,000,000	—	—	2,500,000	1,204,773	4,704,773
	2023	1,000,000	—	—	2,000,000	650,000	3,650,000
Evangelos Perros	2025	650,000	1,689,600	—	1,000,000	11,742	3,351,342
Chief Financial Officer(4)	2024	608,000	2,915,300	—	901,000	5,060	4,429,360
Sanjiv Das	2025	1,400,000	1,945,600	—	1,600,000	25,112	4,970,712
President(5)	2024	1,400,000	728,825	6,206,252	1,100,000	26,785	9,461,862
Tami Rosen	2025	650,000	1,280,000	—	300,000	126,211	2,356,211
Chief Development Officer	2024	650,000	1,822,063	—	600,000	131,770	3,203,833
	2023	650,000	1,515,000	—	400,000	11,243	2,576,243
Avital Pardo	2025	982,121	—	—	400,000	172,926	1,555,047
Deputy Chief Executive Officer(6)	2024	1,130,127	—	—	—	121,854	1,251,981
(1) Amounts reflect the full grant-date fair value of restricted stock units (“RSUs”) or options calculated in accordance with ASC Topic 718 as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing RSUs are described in Note 12 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K and do not necessarily correspond to the actual economic value recognized or that may be recognized by the named executive officers.
(2) For Mr. Das, represents the grant-date fair value of his total option award in 2024 with a 4-year vesting schedule.
(3) Amounts reflect the annual performance bonus as determined by the Compensation Committee and the Board, based on performance during the respective fiscal year and actually paid to the named executive officer in the following year. Amounts in this column were included in the “Bonus” column in prior years in the years when actually paid.
(4) Mr. Perros has served as our Chief Financial Officer since February 2024.
(5) Mr. Das has served as our President since October 2023. In addition to his regular salary, Mr. Das receives an additional annual payment of $750,000 paid in equal installments in accordance with the Company’s normal payroll practices, as set forth in Mr. Das’s employment agreement, and as described in the Compensation Discussion and Analysis.
(6) Mr. Pardo receives his salary in Israeli shekels. The salary amounts for Mr. Pardo reflect the total amount he received in salary payments in 2025 and 2024 converted to US dollars using the average exchange rates during those years (3.453:1 in 2025 and 3.699 in 2024). Mr. Pardo’s 2025 annual cash incentive bonus was calculated in US dollars and he received it in Israeli shekels.
(7) Includes the following for 2025: for Mr. Krubiner, housing expenses ($581,545) and a related tax reimbursement payment ($508,209), ground transportation ($113,830), reimbursement of personal expenses ($105,000) and a related tax reimbursement payment ($122,496), as provided under his employment agreement or otherwise approved by the Compensation Committee, personal administrative support ($83,215), company-paid life insurance premiums ($266), and company matching 401(k) contributions ($5,000); for Mr. Perros, admission to a sporting event ($288), a gift ($6,188), company-paid life insurance premiums ($266), and company matching 401(k) contributions ($5,000); for Mr. Das, personal administrative support ($11,510), a gift ($8,336), company-paid life insurance premiums ($266), and company matching 401(k) contributions ($5,000); for Ms. Rosen, housing expenses ($117,945), a gift ($3,000), company-paid life insurance premiums ($266), and company matching 401(k) contributions ($5,000); and for Mr. Pardo, housing expenses ($83,625), ground transportation ($68,276), and personal administrative support ($21,025). The amount for Mr. Krubiner in 2024 has been updated to reflect an additional $173,810 in housing expenses, and $205,705 and $122,614 in tax reimbursement payments related to housing and personal expenses, respectively. Personal administrative support was valued based on the incremental cost to the Company determined by multiplying the respective employees’compensation by the percentage of working time spent on personal matters.

Grants of Plan-Based Awards

The following table shows grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2025.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock Awards ($)(2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Max ($)
Gal Krubiner			637,500	1,000,000	3,993,000	—	—	—	—
Evangelos Perros			269,663	423,000	1,950,000	—	—	—	—
	3/12/2025	3/12/2025				165,000	—	—	1,690,000
Sanjiv Das			269,663	423,000	1,950,000	—	—	—	—
	3/12/2025	3/12/2025				190,000	—	—	1,946,000
Tami Rosen			269,663	423,000	1,950,000	—	—	—	—
	3/12/2025	3/12/2025				125,000	—	—	1,280,000
Avital Pardo			637,500	1,000,000	3,993,000	—	—	—	—
(1) Reflects threshold, target and maximum potential payments for awards granted under the Company’s annual bonus plan, prior to final adjustments by the Compensation Committee and the Board. Threshold represents 75% attainment of the performance component and 85% attainment of the individual component. Target represents 100% attainment of both the performance and individual components. Maximum represents the maximum potential annual bonus payout under our Compensation Policy of 300% of the named executive officer’s annual base salary.
(2) Amounts reflect the full grant-date fair value of restricted stock units (“RSUs”) calculated in accordance with ASC Topic 718. The assumptions we used in valuing RSUs are described in Note 12 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K and do not necessarily correspond to the actual economic value recognized or that may be recognized by the named executive officers. The RSUs were granted under the Company’s 2022 Share Incentive Plan and vest over a period of two years in eight equal quarterly installments, subject to the named executive officers’ continued service with us through each applicable vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
	(Exercisable)	(Unexercisable)
Gal Krubiner(2)	582,680	—	0.44	8/11/2030
	4,577,942	915,588	18.96	3/17/2031
Evangelos Perros(3)	14,311	—	12.24	2/24/2033	113,828	2,379,005
	11,845	—	51.36	12/29/2031	103,125	2,155,313
Sanjiv Das(4)	175,000	525,000	15.00	10/16/2034	8,538	178,444
					118,750	2,481,875
Tami Rosen(5)	203,448	—	10.68	3/17/2031	78,125	1,632,813
	18,665	—	10.68	6/27/2031
	15,634	—	12.24	2/24/2033
	24,266	14,596	51.36	12/29/2031
Avital Pardo(6)	582,680	—	0.44	8/11/2030
	6,866,894	1,373,379	18.96	3/17/2031
(1) Based on $20.90 per share, the closing price of our Class A Ordinary Shares on December 31, 2025.
(2) Represents (i) 582,680 outstanding options that were fully vested and exercisable as of December 31, 2025 and (ii) 5,493,530 outstanding options of which 4,577,942 were fully vested and exercisable as of December 31, 2025 and 915,588 that were scheduled to vest and become exercisable after attaining the remaining performance goal specified in the option agreement.
(3) Represents (i) 14,311 outstanding options that were fully vested and exercisable as of December 31, 2025, (ii) 11,845 outstanding options that were fully vested and exercisable as of December 31, 2025, (iii) 113,828 RSUs that were scheduled to vest in equal quarterly installments on January 1, 2026, April 1, 2026, July 1, 2026, October 1, 2026, and January 1, 2027, and (iv) 103,125 RSUs that were scheduled to vest in equal quarterly installments on March 12, 2026, June 12, 2026, September 12, 2026, December 12, 2026, and March 12, 2027.
(4) Represents (i) 700,000 outstanding options of which 175,000 were fully vested and exercisable as of December 31, 2025 and 525,000 that were scheduled to vest and become exercisable in equal annual installments on October 16, 2026, October 16, 2027, and October 16, 2028, (ii) 8,538 RSUs that were scheduled to vest on January 1, 2026, and (iv) 118,750 RSUs that were scheduled to vest in equal quarterly installments on March 12, 2026, June 12, 2026, September 12, 2026, December 12, 2026, and March 12, 2027.
(5) Represents (i) 203,448 outstanding options that were fully vested and exercisable as of December 31, 2025, (ii) 18,665 outstanding options that were fully vested and exercisable as of December 31, 2025, (iii) 15,634 outstanding options that were fully vested and exercisable as of December 31, 2025, (iv) 38,862 outstanding options of which 24,266 were fully vested and exercisable as of December 31, 2025 and 8,627 that were scheduled to vest and become exercisable on March 31, 2026 and 5,969 that were scheduled to vest and become exercisable after attaining the remaining performance goal specified in the option agreement, and (v) 78,125 RSUs that were scheduled to vest in equal quarterly installments on March 12, 2026, June 12, 2026, September 12, 2026, December 12, 2026, and March 12, 2027.
(6) Represents (i) 582,680 outstanding options that were fully vested and exercisable as of December 31, 2025, and (ii) 8,240,273 outstanding options of which 6,866,894 were fully vested and exercisable as of December 31, 2025 and 1,373,379 that were scheduled to vest and become exercisable after attaining the remaining performance goal specified in the option agreement.

Option Exercises and Stock Vested

The following table shows options exercised and stock awards vested for our named executive officers for the fiscal year ended December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Gal Krubiner	—	—	—	—
Evangelos Perros	—	—	179,891	3,581,326
Sanjiv Das	—	—	205,606	4,212,483
Tami Rosen	15,196	344,284	176,349	2,899,572
Avital Pardo	—	—	—	—
(1) Represents the difference between the exercise price and the market price of our Class A Ordinary Shares on the exercise date.
(2) Represents the market price of our Class A Ordinary Shares on the vesting date.

Potential Payments Upon Termination or Change in Control
Each of our named executive officers’ employment agreement provides for severance payments and benefits upon a termination of the named executive officer’s employment without cause or due to his or her death or disability or the named executive officer’s resignation for good reason (each term as defined in the relevant employment agreement). We do not provide any “single-trigger” change in control benefits or tax payments or “gross ups” in connection with severance or a change in control transaction. The Compensation Committee approved these severance payments and benefits, after a review of competitive market data provided by Semler Brossy, to ensure that the payments and benefits remain appropriately structured and at reasonable levels. The Compensation Committee believes that these severance protections are necessary to provide stability among our executives, which is important from a retention perspective, serve to focus our executive officers on our business operations, and avoid distractions in connection with a potential change in control transaction or period of uncertainty. A more detailed description of our named executive officer severance and change in control payments and benefits is provided below.

Our employment agreements with the named executive officers provide that, in the event that one of our named executive officers’ employment is terminated other than in the circumstances described below, subject to such named executive officer or their estate executing and not revoking a general release, our named executive officers would be entitled to a pro-rated annual cash incentive bonus. In addition, our named executive officers or we may terminate employment with us by providing a notice to the other party (i) in the case of Mr. Perros, Mr. Das and Ms. Rosen, a 90-day notice by the named executive officer or a 30-day notice by us, (ii) in the case of Mr. Pardo, a 180-day notice by either Mr. Pardo or us and (iii) in the case of Mr. Krubiner, a 180-day notice by Mr. Krubiner or a 30-day notice by us.

Our employment agreements with the named executive officers also provide that, in the event that one of our named executive officers’ employment is terminated by the Company without cause or by the executive for good reason, subject to such executive’s executing and not revoking a general release and complying with 12-month post-employment covenants not to compete or to solicit employees, customers or clients, our named executive officers would be entitled to:

●For Mr. Krubiner and Mr. Pardo: (i) 12 months of base salary continuation, (ii) a pro-rated annual cash incentive bonus at target and (iii) for Mr. Krubiner, Company payment of a portion of COBRA premiums for up to 12 months so that the cost for coverage is commensurate with active employees, and for Mr. Pardo, payment of the cost to maintain private health insurance coverage for 12 months.
●For Ms. Rosen, Mr. Perros and Mr. Das: (i) 6 months of base salary continuation, (ii) a pro-rated annual cash incentive bonus at target and, for Mr. Perros and Mr. Das, any unpaid prior year bonus at target and (iii) Company payment of a portion of COBRA premiums for up to 6 months so that the cost for coverage is commensurate with active employees.

Notwithstanding the foregoing, in the event such termination by the Company without cause or by the executive for good reason occurs within twelve months immediately following a change in control transaction, subject to such executive’s executing and not revoking a general release and complying with 12-month post-employment covenants not to compete or to solicit employees, customers or clients, our named executive officers would be entitled to:

●For Mr. Krubiner and Mr. Pardo: (a) a lump sum payment in the amount of 18 months of base salary, (b) a full annual cash incentive bonus at target plus, for Mr. Krubiner, any unpaid prior year bonus at target, (c) for Mr. Krubiner, Company payment of a portion of COBRA premiums for up to 12 months so that the cost for coverage is commensurate with active employees, and for Mr. Pardo, payment of the cost to maintain private health insurance coverage for 12 months, and (d) accelerated vesting of all outstanding equity awards.
●For Ms. Rosen, Mr. Perros and Mr. Das: (a) a lump sum payment in the amount of 12 months of base salary, (b) a full annual cash incentive bonus at target plus any unpaid prior year bonus at target, (c) Company payment of a portion of COBRA premiums for up to 12 months so that the cost for coverage is commensurate with active employees, and (d) accelerated vesting of all outstanding equity awards.

Notwithstanding anything to the contrary, if payments and benefits provided to the named executive officers (other than Mr. Pardo, who resides outside of the United States) become subject to Sections 280G and 4999 of the Code, the payments will be reduced if the reduction would leave the named executive officer financially better off on an after-tax basis than if the named executive officer received the entire payment and was obligated to pay the excise tax under Code Section 4999.

The following table sets forth the amounts that our named executive officers would be entitled to receive following a termination without cause or for good reason as described above, not within twelve months immediately following a change in control transaction, assuming they terminated employment on December 31, 2025:

	Post Termination Payment Eligibility - Non Change in Control ($)
	Gal Krubiner	Evangelos Perros	Sanjiv Das	Tami Rosen	Avital Pardo
Cash Payments Related to Salary(1)	1,331,000	325,000	325,000	325,000	1,331,000
Cash Payments Related to Bonus	1,000,000	423,000	423,000	423,000	1,000,000
Health Benefits	46,995	46,995	31,288	39,352	31,366
Total	2,377,995	794,995	779,288	787,352	2,362,366
(1) For Mr. Krubiner and Mr. Pardo, this amount is based on the annual base salaries they were entitled to receive in 2025 before waiving any amounts.
The following table sets forth the amounts that our named executive officers would be entitled to receive following a termination without cause or for good reason as described above, within twelve months immediately following a change in control transaction, assuming they terminated employment on December 31, 2025:

	Post Termination Payment Eligibility - Change in Control ($)
	Gal Krubiner	Evangelos Perros	Sanjiv Das	Tami Rosen	Avital Pardo
Cash Payments Related to Salary(1)	1,996,500	650,000	650,000	650,000	1,996,500
Cash Payments Related to Bonus	1,000,000	423,000	423,000	423,000	1,000,000
Health Benefits	46,995	46,995	31,288	39,352	31,366
Equity Award Vesting Acceleration(2)	1,776,241	4,534,318	5,757,819	1,632,813	2,664,355
Total	4,819,736	5,654,313	6,862,107	2,745,165	5,692,221
(1) For Mr. Krubiner and Mr. Pardo, this amount is based on the annual base salaries they were entitled to receive in 2025 before waiving any amounts.
(2) Represents the value of unvested stock options and restricted stock units that would have become vested following a termination without cause or for good reason as described above, within twelve months immediately following a change in control transaction, based on $20.90 per share, the closing price of our Class A Ordinary Shares on December 31, 2025.
The following table sets forth the amounts that our named executive officers would be entitled to receive following a termination other than in the circumstances described in the two preceding tables:

	Post Termination Payment Eligibility - All Other Terminations ($)
	Gal Krubiner	Evangelos Perros	Sanjiv Das	Tami Rosen	Avital Pardo
Cash Payments Related to Bonus(1)	3,500,000	1,000,000	1,600,000	300,000	400,000
Total	3,500,000	1,000,000	1,600,000	300,000	400,000
(1) Reflects the annual cash incentive bonus that each named executive officer earned for 2025.

Non-Employee Director Compensation

In 2022, our shareholders approved a non-employee director compensation package which provides that, upon the commencement of a new term, non-employee directors of Pagaya (other than the Chairperson of the Board) receive (i) $40,000 in annual cash fees, (ii) an additional $10,000 in annual cash fees for the chair of any committee of the Board and (iii) an annual equity award with a target grant date value of $300,000, which will vest in equal quarterly installments over one year. The Chairperson of the Board receives $250,000 in annual cash fees, plus the same equity award as described in clause (iii) above.

Director Compensation Table

The following table shows for the fiscal year ended December 31, 2025 certain information with respect to the compensation of our non-employee directors. Amounts are rounded to the nearest thousand.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Avi Zeevi	250,000	282,602	532,602
Dan Petrozzo	50,000	282,602	332,602
Harvey Golub	40,000	282,602	322,602
Alison Davis	40,000	282,602	322,602
Asheet Mehta	40,000	282,602	322,602

(1) Consistent with the non-employee director compensation package described above, the differences in the amounts shown above among non-employee directors reflect committee service (or lack thereof), which varies among directors.
(2) Amounts reflect the full grant-date fair value of restricted stock units (“RSUs”) calculated in accordance with ASC Topic 718. The assumptions we used in valuing RSUs are described in Note 12 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K and do not necessarily correspond to the actual economic value recognized or that may be recognized by the non-employee directors. As of December 31, 2025, our non-employee directors had the following equity awards outstanding: Mr. Zeevi (183,413 stock options and 11,446 RSUs); Mr. Petrozzo (141,372 stock options and 11,446 RSUs); Mr. Golub (234,022 stock options and 11,446 RSUs); Ms. Davis (11,446 RSUs); and Mr. Mehta (11,446 RSUs).

In addition to the non-employee directors listed above, Mr. Krubiner, the Company’s Chief Executive Officer, Mr. Pardo, the Company’s Deputy Chief Executive Officer, Mr. Yulzari, the Company’s Deputy Chief Executive Officer, and Ms. Rosen, the Company’s Chief Development Officer, were each executive officers of the Company in 2025 and members of the Board but did not receive any additional compensation for services provided as a director in 2025. The compensation for the foregoing directors with respect to their roles as executive officers of the Company in 2025 is set forth in the Summary Compensation Table.

CEO Pay Ratio

Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of our CEO, Mr. Krubiner, and the median of total annual compensation of all employees (other than Mr. Krubiner). For our last completed year ended December 31, 2025:
●The median total annual compensation of all employees (other than Mr. Krubiner) was identified as $145,277 using the methodology described below.
●Mr. Krubiner’s total annual compensation, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K, was $6,019,560.
●Based on the above, for 2025, the ratio of Mr. Krubiner’s total annual compensation to the median of the total annual compensation of all employees was approximately 41 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K and is based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratios. Accordingly, the pay ratios disclosed by other companies may not be comparable to our pay ratio as disclosed above.

The methodology we used to calculate the pay ratio is as follows:

●We determined the median of the total annual compensation of our employees as of December 31, 2025, at which time we (including our consolidated subsidiaries) had 518 full-time employees, 242 of whom were located in the United States, and 276 of whom were located in Israel. We excluded Mr. Krubiner and included employees of our consolidated subsidiaries.
●To determine the median employee, we then compared the amount of salary, wages and tips of our employees, as reflected in our payroll records for the year ended December 31, 2025. In determining the median total compensation of all employees, we did not make any cost-of-living adjustments to the wages paid to any employee.
●We determined the median employee’s total annual compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median total annual compensation disclosed above. With respect to Mr. Krubiner’s total annual compensation, we used the amount reported in the “Total” column of the 2025 Summary Compensation Table included in this Annual Report on Form 10-K.

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA is defined as Net Income (Loss) Attributable to Pagaya Technologies Ltd. excluding share-based compensation expense, change in fair value of contingent liability, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions and other one-time expenses, interest expense, income tax expense (benefit), and depreciation and amortization. These items are excluded from our Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, evaluate performance, and perform strategic planning and annual budgeting. However, this non-GAAP financial measure is presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP financial measures used by other companies.

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss) Attributable to Pagaya Technologies Ltd., the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 about our Ordinary Shares which may be issued upon the exercise of options, warrants and rights granted to employees, consultants, or members of the Board under all of our equity compensation plans, including 2022 Share Incentive Plan and the 2023 Employee Stock Purchase Plan.

	Column (A)	Column (B)	Column (C)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (#)	Weighted-average Exercise Price Of Outstanding Options, Warrants And Rights ($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (#) (Excluding Securities Reflected In Column (A))
Equity Compensation Plans Approved By Security Holders(1)	25,232,871	17.55(2)	10,569,673(3)
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	25,232,871	17.55	10,569,673

(1) These plans consist of our 2022 Share Incentive Plan and our 2023 Employee Stock Purchase Plan.
(2) Reflects the weighted-average exercise price of outstanding stock options and options to purchase restricted shares granted under the 2022 Share Incentive Plan.
(3) Includes shares remaining available for issuance under the 2023 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Pagaya’s voting securities as of March 1, 2026, by:
●each person known by Pagaya to beneficially own more than 5% of the outstanding shares of Pagaya;
●each of Pagaya’s directors and named executive officers; and
●all of Pagaya’s current executive officers and directors as a group.

Unless otherwise indicated, Pagaya believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise noted herein, the number and percentage of the Ordinary Shares (as defined below) beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, a person is deemed to be a beneficial owner of a security if that person has sole or shared voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. In determining beneficial ownership percentages, Pagaya deems Class A ordinary shares, no par value (“Class A Ordinary Shares”), and Class B ordinary shares, no par value (the “Class B Ordinary Shares” and, collectively with the Class A Ordinary Shares, the “Ordinary Shares”) that a shareholder has the right to acquire, including the Ordinary Shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2026, if any, and any restricted stock units vesting within 60 days of March 1, 2026, if any, to be outstanding and to be beneficially owned by the person with such right to acquire additional Ordinary Shares for the purposes of computing the percentage ownership of that person (including in the total when calculating the applicable beneficial owner’s percentage of ownership), but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise stated, the address of each named executive officer and director is c/o Pagaya Technologies Ltd., 335 Madison Avenue, New York, NY 10017.

The calculation of the percentage of beneficial ownership is based on 2,027,147 outstanding Series A preferred shares, 71,237,859 outstanding Class A Ordinary Shares, and 11,288,577 outstanding Class B Ordinary Shares, as of March 1, 2026.

	Ordinary Shares
Name and Address of Beneficial Owner	Class A Ordinary Shares	Class A %	Class B Ordinary Shares	Class B %	% of Total Voting Power
Five Percent Holders:
Oak HC/FT Partners II, L.P.(1)	4,215,672	5.8%	—	—%	2.2%
Gal Krubiner(2)	523,076	*	10,665,384	61.4%	43.4%
Yahav Yulzari(3)	—	—%	9,922,774	57.1%	40.2%
Avital Pardo(4)	—	—%	11,675,792	58.1%	42.6%
Directors and Named Executive Officers of Pagaya:
Gal Krubiner(2)	523,076	*	10,665,384	61.4%	43.4%
Yahav Yulzari(3)	—	—%	9,922,774	57.1%	40.2%
Avital Pardo(4)	—	—%	11,675,792	58.1%	42.6%
Sanjiv Das(5)	328,736	*	—	—%	*
Harvey Golub(6)	480,660	*	—	—%	*
Daniel Petrozzo(7)	240,546	*	—	—%	*
Avi Zeevi(8)	338,152	*	—	—%	*
Tami Rosen(9)	329,778	*	—	—%	*
Evangelos Perros(10)	169,759	*	—	—%	*
Alison Davis(11)	24,474	*	—	—%	*
Asheet Mehta(12)	24,474	*	—	—%	*
All Directors and Executive Officers of Pagaya as a Group (11 persons)	2,459,655	3.4%	32,263,950	100.0%	81.9%

*	Less than one percent.

(1)
Represents (i) 2,188,525 Class A Ordinary Shares and (ii) 2,027,147 Series A Preferred Shares that are convertible into Class A Ordinary Shares. Investment and voting power of the shares is exercised by Ann Lamont and Andrew Adams. The business address of Oak HC/FT is 2200 Atlantic Street, Suite 300, Stamford, Connecticut, 06902, USA.

(2)
Represents (i) 1,864,185 Class B Ordinary Shares, (ii) 523,076 Class A Ordinary Shares, (iii) 2,724,989 Class B Ordinary Shares held in trust for Gal Krubiner by Hamilton Trust Company of South Dakota LLC, as Trustee of the Azure Sea Trust (in trust for Gal Krubiner), (iv) 5,160,622 vested options to acquire Class B Ordinary Shares and (v) 915,588 options subject to performance-based vesting that may be exercised into restricted Class B Ordinary Shares. Such performance-based options are not subject to any continued employment vesting condition. Of the reported Class A Ordinary Shares, 500,000 shares have been pledged as security for the repayment by Mr. Krubiner of a line of credit.

(3)
Represents (i) 3,846,564 Class B Ordinary Shares, (ii) 5,160,622 vested options to acquire Class B Ordinary Shares and (iii) 915,588 options subject to performance-based vesting that may be exercised into restricted Class B Ordinary Shares. Such performance-based options are not subject to any continued employment vesting condition.

(4)
Represents (i) 802,961 Class B Ordinary Shares, (ii) 2,049,878 Class B Ordinary Shares held in Adams Holdings Group Limited and beneficially owned by Avital Pardo, (iii) 7,449,574 vested options to acquire Class B Ordinary Shares and (iv) 1,373,379 options subject to performance-based vesting that may be exercised into restricted Class B Ordinary Shares. Such performance-based options are not subject to any continued employment vesting condition.

(5)	Represents (i) 129,986 Class A Ordinary Shares, (ii) 175,000 vested options to acquire Class A Ordinary Shares, and (iii) 23,750 RSUs that will vest within 60 days of March 1, 2026.

(6)
Represents (i) 243,776 Class A Ordinary Shares, (ii) 205,747 vested options to acquire Class A Ordinary Shares, (iii) 2,862 RSUs that will vest within 60 days of March 1, 2026, and (iv) 28,275 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares.

(7)
Represents (i) 96,312 Class A Ordinary Shares, (ii) 117,810 vested options to acquire Class A Ordinary Shares, (iii) 2,862 RSUs that will vest within 60 days of March 1, 2026, and (iv) 23,562 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares. The address of Mr. Petrozzo is 35 Barron Hill Road, Easton, Pennsylvania, 18042, USA.

(8)
Represents (i) 151,877 Class A Ordinary Shares, (ii) 144,086 vested options to acquire Class A Ordinary Shares, (iii) 2,862 RSUs that will vest within 60 days of March 1, 2026, and (iv) 30,569 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares.

(9)
Represents (i) 37,544 Class A Ordinary Shares, (ii) 270,640 vested options to acquire Class A Ordinary Shares, (iii) 15,625 RSUs that will vest within 60 days of March 1, 2026, and (iv) 5,969 options subject to performance-based vesting that may be exercised into restricted Class A Ordinary Shares.

(10)
Represents (i) 100,212 Class A Ordinary Shares, (ii) 26,156 vested options or options that will vest within 60 days of March 1, 2026 to acquire Class A Ordinary Shares, and (iii) 43,391 RSUs that will vest within 60 days of March 1, 2026.

(11)	Represents (i) 21,612 Class A Ordinary Shares, and (ii) 2,862 RSUs that will vest within 60 days of March 1, 2026.

(12)	Represents (i) 21,612 Class A Ordinary Shares, and (ii) 2,862 RSUs that will vest within 60 days of March 1, 2026.

Voting Rights

Each Class A Ordinary Share is entitled to one vote per share and each Class B Ordinary Share is be entitled to ten votes per share. For additional information about our dual class structure, see Exhibits 3.1 and 4.9 to the Company’s 2025 Annual Report on Form 10-K.

Change in Control Arrangements

We are not aware of any arrangement that may at a subsequent date, result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Approval of Related Party Transactions

The Israel Companies Law requires that an “office holder” (as defined in the Israel Companies Law) of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction of the company. Each of our directors and executive officers is an “office holder” under the Israel Companies Law and Pagaya’s Related Person Transactions Policy. Pagaya’s Related Person Transactions Policy also applies to holders of 5% or more of Pagaya’s outstanding share capital or voting rights (“5% Holders” and collectively with Pagaya’s office holders and director nominees, the “Covered Persons”) and with respect to transactions in which a Covered Person has a direct or indirect personal interest, including a personal interest of a relative of such Covered Person and a personal interest of an entity in which such Covered Person or a relative of such Covered Person is an interested party (as defined in the Israel Companies Law).

Pursuant to the Israel Companies Law and Pagaya’s Related Person Transactions Policy, the Audit and Finance Committee shall determine whether any transaction with a Covered Person in which the Covered Person has a personal interest (other than, with respect to a Covered Person who is an office holder, such office holder’s terms of office and employment) is an “extraordinary transaction” (defined as a transaction not in the ordinary course of business, not on market terms or likely to have a material impact on the Company’s profitability, assets or liabilities).

Pursuant to the Israel Companies Law, the Articles of Association and Pagaya’s Related Person Transactions Policy, in the event that the Audit and Finance Committee determines that the transaction is an extraordinary transaction, Audit and Finance Committee and Board approval are required and, in some circumstances, shareholder approval may also be required; if however, it is determined that the transaction is not an extraordinary transaction, the transaction will not require Board or shareholder approval. A Related Person Transaction may only be approved if it is determined to be in the best interests of Pagaya. The Company should normally not commit to a Related Person Transaction for a term of more than three years without the right to review and re-negotiate its terms and provisions at least once every three years.

A person with a personal interest in the matter generally may not be present at meetings of the Board or certain committees where the matter is being considered and, if a member of the Board or a committee, may generally not vote on the matter.

Registration Rights Agreement

In connection with the business combination with EJF Acquisition Corp (the “EJFA Merger”), each of Pagaya, Wilson Boulevard LLC, a Delaware limited liability company and certain Pagaya shareholders as of immediately prior to the EJFA Merger entered into a Registration Rights Agreement, pursuant to which Pagaya agreed to file a registration statement, by no later than 30 days following the date of the closing of the EJFA Merger, to register the resale of the Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement also provides the Pagaya shareholder parties thereto with a demand right for Pagaya to conduct an underwritten offering of the Registrable Securities, provided that the total offering price of all securities proposed to be sold in such offering exceeds $75 million in the aggregate and subject to certain limitations. The Registration Rights Agreement further provides customary registration rights to the Pagaya shareholder parties thereto (including demand rights and piggy-back rights, subject to cooperation and cut-back provisions) with respect to Class A Ordinary Shares, any Class A Ordinary Shares issuable upon the exercise of Warrants and any other equity security of Pagaya issued or issuable with respect to any such Class A Ordinary Shares. The Registration Rights Agreement terminates on the earliest of (a) the tenth anniversary of the date of the Registration Rights Agreement, (b) any acquisition of Pagaya after the EJFA Merger, as a result of which the Registrable Securities are converted into the right to receive consideration consisting solely of cash or other property other than securities listed on a national securities exchange registered under Section 6 of the Exchange Act or (c) with respect to any Pagaya shareholder party to the Registration Rights Agreement, on the date that such Pagaya shareholder no longer holds any Registrable Securities. For more information on the Registration Rights Agreement, see the Registration Rights Agreement, which is attached as Exhibit 4.5 to our 2025 Annual Report on Form 10-K.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and applicable officers, subject to the mandatory limitations imposed by the specific indemnification provisions contained in the Israel Companies Law. These indemnification agreements require us, among other things (and subject to the Israel Companies Law), to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers. The limitation of liability and indemnification provisions may discourage Pagaya shareholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other Pagaya shareholders. Further, a Pagaya shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

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

Pre-Approval of Certain Loans and Guarantees

On November 10, 2022, the Board approved a framework transaction of loans and guarantees involving certain Pagaya subsidiaries. Under the Israel Companies Law, transactions by the Company with or for the benefit of an entity (i) that is not wholly owned by the Company and (ii) in which the Company has an interest in that entity because it is managed by the Company’s office holders are considered related party transactions, and therefore require approval by the Board, as well as a determination by the Audit and Finance Committee that the transactions are not “extraordinary.” The Board approved the Company entering into such transactions for a period of 12 months so long as they are within the ordinary course of business and remain under certain individual and aggregate monetary thresholds. Covered transactions include loans to the Company’s subsidiaries (including entities affiliated with Pagaya investment funds), as well as a recourse guaranty or pledge of assets to a third party for the benefit of a subsidiary. The initial Board approval on November 10, 2022 has been renewed for successive years and was last approved by the Pagaya Board and the Audit and Finance Committee for an additional twelve months in November 2025.

Director Independence

Our Board of Directors has determined that each of Avi Zeevi, Alison Davis, Harvey Golub, Asheet Mehta, and Dan Petrozzo is an independent director under applicable SEC and Nasdaq rules. Mr. Krubiner, Mr. Pardo, Mr. Yulzari, and Ms. Rosen are not independent directors as they are directly employed by the Company.

Our Board of Directors has further determined that (i) each director who serves on the Audit and Finance Committee satisfies the additional independence requirements applicable to audit committee members under applicable SEC rules and Nasdaq listing standards and (ii) each director who serves on the Compensation Committee satisfies the additional independence requirements applicable to compensation committees under applicable SEC rules and Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Firm Fees

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, served as our independent registered public accounting firm for the fiscal year ended December 31, 2025. The following table sets forth, for each of the years indicated, the fees billed by our independent registered public accounting firm.

	December 31, 2025	December 31, 2024
Audit Fees	$2,190,000	$1,402,000
Audit-Related Fees	23,000	220,000
Tax Fees	243,000	227,000
All Other Fees	—	—
Total	$2,456,000	$1,849,000
Audit Fees consisted of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.
Audit-Related Fees consisted of professional services that are reasonably related to the performance of the audit or review of our financial statements, and certain other assurance services required by statute or regulation.
Tax Fees consisted of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.
All Other Fees were not incurred in 2025 or 2024.

Audit and Finance Committee Pre-Approval Policies and Procedures

Pursuant to the Audit and Finance Committee Charter and the requirements of law, the Audit and Finance Committee pre-approves all audit and permitted non-audit services that may be provided by Kost Forer Gabbay & Kasierer and its affiliates, our independent registered public accounting firm. This pre-approval applies to audit services, audit-related services, tax services and other services and is designed to ensure that such engagements do not impair the independence of our independent registered public accounting firm.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.9	Description of Securities (incorporated by reference to Exhibit 4.9 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)
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

10.1
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

10.5†
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

10.8†
Pagaya Technologies Ltd. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022)

10.9†
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

10.13†
Pagaya Technologies Ltd. 2022 Share Incentive Plan Sub-Plan for Israeli Participants (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form F-4 (File No. 333-264168), as amended, filed with the SEC on April 7, 2022).

10.14†*	Form of Restricted Stock Unit Award Agreement under the Pagaya Technologies Ltd. 2022 Share Incentive Plan
10.15†*	Form of Restricted Stock Unit Award Agreement under the Pagaya Technologies Ltd. 2022 Share Incentive Plan and Sub-Plan for Israeli Participants
10.16†
Form of Pagaya Technologies Ltd. Indemnification, Insurance and Exculpation Undertaking (incorporated by reference to Exhibit 10.14 of Pagaya Technologies Ltd. Amendment No. 2 to Registration Statement on Form F-4 filed with the SEC on May 18, 2022)

10.17†
Preferred Shares Purchase Agreement, dated as of April 14, 2023, by and among Pagaya Technologies Ltd. and Oak HC/FT Partners V, L.P., Oak HC/FT Partners V-A, L.P. and Oak HC/FT Partners V-B, L.P. (incorporated by referenced to Exhibit 4.17 of Annual Report on Form 20-F filed with the SEC on April 20, 2023).

10.18†
General Release and Settlement Agreement between Amol Naik and Pagaya Technologies US LLC (incorporated by reference to Exhibit 10.1 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024)

10.19†
Employment Agreement between Gal Krubiner and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.2 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.2†
Employment Agreement between Yahav Yulzari and Pagaya Technologies Ltd. (incorporated by reference to Exhibit 10.3 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.21†
Employment Agreement between Avital Pardo and Pagaya Technologies Ltd. (incorporated by reference to Exhibit 10.21 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

10.22†
Employment Agreement between Sanjiv Das and Pagaya Technologies US LLC. (incorporated by reference to Exhibit 10.22 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

10.23†
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

10.29†
Amendment No. 1 to the Employment Agreement between Sanjiv Das and Pagaya Technologies US LLC (incorporated by reference to Exhibit 10.3 of Pagaya Technologies Ltd. Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025)

19.1	Pagaya Technologies Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)
21.1	List of Subsidiaries of Pagaya Technologies Ltd. (incorporated by reference to Exhibit 21.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)
23.1
Consent of Kost Forer Gabbay & Kasierer, a member firm of EY Global, independent registered accounting firm for Pagaya Technologies Ltd. (incorporated by reference to Exhibit 23.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

24.1	Power of Attorney (included on the signature page of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)
31.1
Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

31.2
Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

31.3*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.4*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1
Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

32.2
Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

97.1
Incentive Compensation Recoupment Policy, approved by the Board on November 29, 2023 (incorporated by reference to Exhibit 97.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 12, 2025)

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

PAGAYA TECHNOLOGIES LTD.

Date: April 30, 2026	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: April 30, 2026	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer