Form 10-Q
period 2026-03-31
Pagaya Technologies Ltd.
filed 2026-05-07
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026, the registrant had 71,582,265 Class A Ordinary Shares, no par value, outstanding; 11,288,577 Class B Ordinary Shares, no par value, outstanding; and 2,027,147 Series A Preferred Shares, no par value, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements include, without limitation, statements regarding: our expectations concerning the outlook for our business; our product suite; developing and scaling new asset types, products, and services; expanding our current Partner relationships; adding new Partners; increasing Network Volume; leveraging our data and AI capabilities; outperforming the broader market; improving our cost of capital; diversifying our funding network; delivering assets to meet our investors’ expectations; evaluating operational and safety protocols; making strategic investments to support our business plans, including in technology, data, and product development; and the sufficiency of our liquidity and capital resources to support our business operations.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those implied in those statements. Important factors that could cause such differences include, but are not limited to:

•our rapid growth and our ability to effectively manage our growth and maintain profitability;
•adverse global economic conditions and other catastrophic events;
•adverse developments impacting the banking and financial services industries, consumer credit activity, and the availability of equity and debt financing;
•our reliance on services provided by third-party vendors;
•our dependence on our AI technology;
•our reliance on a limited number of partners which presents concentration risk for Network Volume and Revenue;
•retaining and attracting new partners by improving our platform and offering new and relevant products;
•our ability to raise capital from investors;
•developing and maintaining robust and diverse funding sources;
•the competitive nature of our industry;
•changes to our accounting policies or financial reporting standards;
•maintaining our brand image and reputation;
•managing risks related to fraudulent activity;
•our reliance on key employees including our founders;
•effectively managing conflicts of interest related to our financing vehicles;
•legal proceedings, investigations, or claims;
•maintaining adequate insurance coverage;
•the effectiveness of our risk management processes;
•realizing the intended benefits of any strategic transactions;
•the regulation of AI technologies by the FTC, CFPB, and other governmental agencies;
•enforcing our intellectual property rights;
•our use of open-source software components;
•our ability to continue receiving accurate data from our partners;
•cyberattacks and other security breaches;
•risks related to our single-family rental operations including volatility in the single-family rental market, lease renewal and default rates, HOA regulations, the accuracy of resident-supplied information, leasing fraud, renovation and maintenance costs, and regulations impacting the single-family rental business;
•our compliance with laws related to consumer protection, consumer finance, lending, fair lending, data protection and privacy, cybersecurity, and investment advisory services, and maintaining required licenses to operate;
ii

•heightened regulation of the financial services industry;
•the risks that we are deemed to be an investment company or that we cannot rely on exemptions under various laws to conduct the funding component of our business;
•our ability to continue accessing the securitization market;
•our compliance with anti-corruption, anti-bribery, anti-money laundering, economic and trade sanctions and similar laws;
•the risk that we would be deemed the true lender for loans originated by our partners;
•the enforceability of assets we acquire from our partners;
•risks related to ongoing conflicts including between Russia and Ukraine and Israel, the United States, and Iran;
•risks related to our operations in Israel including regional hostilities and our employees’ required military service;
•risks related to being a public company including limited management experience and increased costs;
•covenants in our indebtedness arrangements that could limit our ability to operate our business;
•changes in tax laws and the outcome of potential tax audits; and
•the other matters described in “Risk Factors” in our Annual Report on Form 10-K.

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

Market, ranking and industry data used throughout this Quarterly Report, including statements regarding market size and technology adoption rates, is based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications and other third-party research and publicly available information. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on March 2, 2026, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

iii

PART I - Financial Information
Item 1. Financial Statements
PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$317,813	$235,329
Restricted cash and cash equivalents	62,218	53,020
Fee receivables (1)	170,688	153,250
Investments in loans and securities at fair value	941,367	945,269
Equity method and other investments	14,805	13,518
Right-of-use assets	28,965	30,578
Property, equipment and software, net	31,413	30,221
Goodwill	22,903	22,903
Intangible assets, net	6,231	7,661
Other assets (1)	52,240	54,165
Total Assets	$1,648,643	$1,545,914
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$3,796	$3,931
Accrued expenses and other liabilities	63,472	74,635
Operating lease liabilities	32,619	34,212
Income taxes payable and other tax liabilities	23,561	18,687
Warrant liability	561	4,723
Revolving credit facility	114,700	—
Secured borrowing	156,275	193,892
Exchangeable notes	149,416	148,782
Long-term debt	474,988	481,598
Total Liabilities	1,019,388	960,460
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 2,027,147 shares issued and outstanding as of both March 31, 2026 and December 31, 2025; aggregate liquidation preference of $60,814 as of both March 31, 2026 and December 31, 2025.	30,103	30,103
Shareholders’ equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 71,486,867 and 70,747,357 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 11,288,577 shares issued and outstanding as of both March 31, 2026 and December 31, 2025.	—	—
Additional paid-in capital	1,399,545	1,390,990
Accumulated other comprehensive loss	(32,276)	(48,319)
Accumulated deficit	(837,960)	(862,654)
Total Pagaya Technologies Ltd. shareholders’ equity	529,309	480,017
Noncontrolling interests	69,843	75,334
Total shareholders’ equity	599,152	555,351
Total Liabilities, Redeemable Convertible Preferred Shares, and Shareholders’ Equity	$1,648,643	$1,545,914
(1) Includes related party fee receivables of $108.9 million and $106.9 million and related party other assets of $41.1 million and $42.6 million, as of March 31, 2026 and December 31, 2025, respectively. See Note 11 for additional information regarding transactions with related parties.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Revenue from fees (1)	$298,991	$282,704
Other Income
Interest income	17,666	7,676
Investment income (loss), net	1,287	(391)
Total Revenue and Other Income	317,944	289,989
Production costs	177,561	167,083
Technology, data and product development	15,940	19,444
Sales and marketing	11,132	9,594
General and administrative	33,306	46,183
Total Costs and Operating Expenses	237,939	242,304
Operating Income	80,005	47,685
Gains and (losses) on investments in loans and securities (2)	(37,996)	(29,024)
Other expenses, net (2)	(15,466)	(18,709)
Gains from extinguishment of debt	767	—
Income (Loss) Before Income Taxes	27,310	(48)
Income tax expense (benefit)	3,149	(2,540)
Net Income Including Noncontrolling Interests	24,161	2,492
Less: Net loss attributable to noncontrolling interests	(533)	(5,401)
Net Income Attributable to Pagaya Technologies Ltd.	$24,694	$7,893

Earnings per share attributable to Pagaya Technologies Ltd.’s ordinary shareholders (Note 12):
Basic	$0.29	$0.10
Diluted	$0.28	$0.10
Weighted average shares outstanding:
Basic	82,717,374	75,765,080
Diluted	96,745,000	77,043,464
(1) Includes related party revenues of $158.9 million and $167.9 million for the three months ended March 31, 2026 and 2025, respectively. See Note 11 for additional information regarding transactions with related parties.
(2) Prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net Income Including Noncontrolling Interests	$24,161	$2,492
Other Comprehensive Income (Loss):
Unrealized non-credit related adjustments to investment securities	17,211	(15,784)
Comprehensive Income (Loss) Including Noncontrolling Interests	41,372	(13,292)
Less: Comprehensive income (loss) attributable to noncontrolling interests	635	(5,303)
Comprehensive Income (Loss) Attributable to Pagaya Technologies Ltd.	$40,737	$(7,989)

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of share options	—	—	381,271	—	2,267	—	—	2,267	—	2,267
Issuance of ordinary shares upon vesting of RSUs	—	—	1,113,823	—		—	—	—	—	—
Share-based compensation	—	—	—	—	14,129	—	—	14,129	—	14,129
Issuance of ordinary shares upon purchase of shares under employee stock purchase plan	—	—	55,876	—	592	—	—	592	—	592
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(4,439)	(4,439)
Other comprehensive income (loss)	—	—	—	—	—	(15,882)	—	(15,882)	98	(15,784)
Net income (loss)	—	—	—	—	—		7,893	7,893	(5,401)	2,492
Balance – March 31, 2025	5,000,000	$74,250	75,430,952	$—	$1,299,010	$(27,370)	$(936,150)	$335,490	$105,313	$440,803

Balance – December 31, 2025	2,027,147	$30,103	82,035,934	$—	$1,390,990	$(48,319)	$(862,654)	$480,017	$75,334	$555,351
Issuance of ordinary shares upon exercise of share options	—	—	17,546	—	117	—	—	117	—	117
Issuance of ordinary shares upon vesting of RSUs	—	—	655,150	—	—	—	—	—	—	—
Issuance of ordinary shares upon purchase of shares under employee stock purchase plan	—	—	66,814	—	685	—	—	685	—	685
Share-based compensation	—	—	—	—	7,753	—	—	7,753	—	7,753
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(6,126)	(6,126)
Other comprehensive income (loss)	—	—	—	—	—	16,043	—	16,043	1,168	17,211
Net income (loss)	—	—	—	—	—	—	24,694	24,694	(533)	24,161
Balance – March 31, 2026	2,027,147	$30,103	82,775,444	$—	$1,399,545	$(32,276)	$(837,960)	$529,309	$69,843	$599,152

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income including noncontrolling interests	$24,161	$2,492
Adjustments to reconcile net income to net cash used in operating activities:
Equity method and other investments (income) loss	(1,287)	391
Depreciation and amortization	3,862	7,722
Share-based compensation	7,196	13,172
Fair value adjustment to warrant liability	(4,162)	1,099
(Gains) and losses on investments in loans and securities (1)	37,995	31,186
Amortization of deferred costs	5,190	2,396
Gains from extinguishment of debt	(767)	—
Write-off of capitalized software and other assets	1,866	—
Losses on foreign exchange	176	32
Change in operating assets and liabilities:
Fee receivables	(17,448)	(8,844)
Accrued interest on investments	(9,263)	(6,088)
Right-of-use assets	1,613	1,505
Other assets	1,646	1,652
Accounts payable	598	3,016
Accrued expenses and other liabilities	(11,263)	(11,615)
Operating lease liability	(1,822)	(1,415)
Income taxes	4,893	(2,274)
Net cash provided by operating activities	43,184	34,427
Cash flows from investing activities
Proceeds from the maturity and prepayment of investments in loans and securities	196,329	58,674
Cash and restricted cash acquired from Theorem Technology, Inc.	—	159
Purchases of investments in loans and securities	(209,069)	(81,943)
Purchases of property, equipment and software	(3,176)	(3,776)
Net cash used in investing activities	(15,916)	(26,886)
Cash flows from financing activities
Proceeds from secured borrowing	49,316	49,162
Proceeds from revolving credit facility	114,700	—
Proceeds from exercise of stock options, warrants and contributions to ESPP	802	2,859
Distributions made to noncontrolling interests	(6,126)	(4,442)
Payments made to secured borrowing	(87,994)	(46,919)
Payments made to long-term debt	(6,463)	(4,439)
Net cash provided by (used in) financing activities	64,235	(3,779)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	179	(646)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	91,682	3,116
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	288,349	226,518
Cash and cash equivalents, and restricted cash and cash equivalents, end of period	$380,031	$229,634
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents within the unaudited condensed consolidated balance sheet to the amounts shown in the statements of cash flow above:

Cash and cash equivalents	$317,813	$186,797
Restricted cash and cash equivalents	62,218	42,837
Total cash and cash equivalents, and restricted cash and cash equivalents	$380,031	$229,634
(1) Prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1 - BUSINESS DESCRIPTION

Pagaya Technologies Ltd. and its consolidated subsidiaries (together “we” “our” “Pagaya” or the “Company”) is a technology company that deploys sophisticated data science and proprietary AI technology to drive better results for financial services and other service providers, their customers, and asset investors. Service providers integrated with Pagaya’s network, which are referred to as “Partners,” range from high-growth financial technology companies to incumbent banks and financial institutions and auto finance providers. Partners have access to Pagaya’s network in order to assist with extending financial products to their customers, in turn helping those customers fulfill their financial needs and dreams. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by (i) funds managed or advised by Pagaya or one of its affiliates, (ii) securitization vehicles sponsored or administered by Pagaya or one of its affiliates, (iii) special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements and (iv) other similar vehicles (“Financing Vehicles”).

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

The accompanying unaudited condensed consolidated financial statements were derived from the audited consolidated financial statements, but do not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and the Company’s consolidated results of operations, shareholders’ equity and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

Significant Accounting Estimates

During the first quarter of 2026, the Company completed an assessment of the useful lives of its software capitalization and adjusted the estimated useful life, from an average of two years to an average of three years, effective on January 1, 2026. Refer to the Company’s accounting policies from those disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 2, 2026.

Recent Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements or related disclosures.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326). The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements or related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduced two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements or related disclosures.

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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $266.9 million and $251.5 million for the three months ended March 31, 2026 and 2025, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to a customer. When the Company determines that an incentive is consideration payable, which is not in exchange for distinct goods or services, to a customer, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the unaudited condensed consolidated statements of income as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $32.1 million and $31.2 million for the three months ended March 31, 2026 and 2025, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets, except for the portion of management fees that are recognized at the point in time based on contract terms. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur; to date, adjustments to these estimates have not resulted in a significant reversal of previously recognized revenue.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. The Company recognizes these fees only to the extent that it is probable that a significant reversal of cumulative revenue will not occur. The Company initially estimates these fees based on a variety of factors including market conditions and expected loan performance. In the subsequent periods, the Company measures actual performance and adjusts our recognized revenue accordingly. Because of these adjustments, the Company may recognize additional revenue or reverse previously recognized revenue related to performance obligations satisfied in prior years. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.6 million, respectively, in performance fee revenue related to performance obligations satisfied in prior years.
Servicing fees for the Financing Vehicles, which primarily involve collecting payments and providing reporting on the loans within the securitization vehicles, are recognized over the service period and payment is received monthly from the Financing Vehicles. These duties have been considered to be agent responsibilities and do not include acting as a loan servicer. Accordingly, servicing fees are recorded on a net basis.

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
Once revenue is recognized, it is recorded on the unaudited condensed consolidated balance sheets in fee receivables until the payment is received from the customer. The timing of the recognition depends on the type of service as described above.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Services transferred at a point in time	$270,030	$263,118
Services transferred over time	28,961	19,586
Total revenue from fees	$298,991	$282,704
The timing of the revenue recognition may differ from the timing of payment from customers. A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. A right that is unconditional (only the passage of time until payment remains) is presented as a receivable, not a contract asset. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. As of March 31, 2026 and December 31, 2025, contract assets and contract liabilities from contracts with customers were $9.4 million and $13.0 million, and $8.5 million and $8.0 million, respectively, which are included in other assets and accrued expenses and other liabilities, respectively, on the unaudited condensed consolidated balance sheets.

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

Significant customers are those which represent 10% or more of the Company’s total fee revenue for each respective period presented. One related party customer represented greater than 10% of total fee revenue and totaled approximately 20% for three months ended March 31, 2026. Two related party customers individually represented greater than 10% of total fee revenue and collectively totaled approximately 35% for the three months ended March 31, 2025.

NOTE 4 - INVESTMENTS

As of March 31, 2026 and December 31, 2025, our investments in loans and securities portfolio consisted of (i) Investments in Securities Available for Sale (“AFS securities”) under ASC 325-40 held at fair value with credit related changes recorded in earnings and non-credit related changes recorded in other comprehensive income; and (ii) investments in loans and securities held at fair value under the fair value option, with changes in fair value recorded in earnings. Below is a disaggregated presentation of our investments in loans and securities, including fair value adjustments, accrued interest income and net of the allowance for credit losses, as applicable (in thousands):

	Carrying Value
	March 31, 2026	December 31, 2025
Investments in securities, available for sale
Securitization notes, available for sale	$445,554	$395,717
Securitization certificates, available for sale	415,708	471,661
Total	861,262	867,378
Investments in loans and securities, under the fair value option
Securitization notes	12,392	12,473
Securitization certificates	53,032	60,840
Loans	14,681	4,578
Total	80,105	77,891
Total investments in loans and securities (1)	$941,367	$945,269
(1) $489.2 million and $504.3 million were held by the Company for regulatory risk retention purposes as of March 31, 2026 and December 31, 2025, respectively.

Investments in Securities, Available for Sale

The Company has determined that it is the primary beneficiary of certain VIEs that were established to purchase its investments in Pagaya sponsored ABS notes and certificates. The portion of these consolidated VIEs that the Company does not own is accounted for as noncontrolling interest in the consolidated financial statements. Refer to Note 5 for additional information.

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	As of March 31, 2026
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
Securitization notes	$443,646	$1,952	$(44)	$—	$445,554
Securitization certificates	747,624	14,371	(10,146)	(336,141)	415,708
Total	$1,191,270	$16,323	$(10,190)	$(336,141)	$861,262

	As of December 31, 2025
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
Securitization notes	$395,216	$970	$(469)	$—	$395,717
Securitization certificates	874,170	6,489	(23,120)	(385,878)	471,661
Total	$1,269,386	$7,459	$(23,589)	$(385,878)	$867,378
(1) The difference between accumulated other comprehensive income (AOCI) and gross unrealized losses represents capitalized transaction costs which have been reclassified to AOCI and are amortized to interest income over the average life of the investments.
(2) Includes accrued interest receivable of $32.0 million and $25.8 million as of March 31, 2026 and December 31, 2025, respectively.
The following tables set forth the fair value and gross unrealized losses on investments in AFS securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of March 31, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$3,075	$(20)	$5,857	$(23)	$8,932	$(43)

	As of December 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$36,797	$(442)	$5,504	$(27)	$42,301	$(469)

The following tables set forth the amortized cost and fair value of investments in AFS securities by contractual maturities, as of the date indicated (in thousands):

	As of March 31, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale (1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$17,789	$18,084	$425,857	$427,470	$443,646	$445,554
Securitization certificates	42,960	2,075	704,664	413,633	747,624	415,708
Total	$60,749	$20,159	$1,130,521	$841,103	$1,191,270	$861,262

	As of December 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale (1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$15,279	$15,602	$379,938	$380,115	$395,217	$395,717
Securitization certificates	42,698	13,495	831,471	458,166	874,169	471,661
Total	$57,977	$29,097	$1,211,409	$838,281	$1,269,386	$867,378
(1) Based on expected maturity date cash flows.

The following table sets forth gross proceeds and related investment gains and losses, as well as losses on write-downs and the allowance for credit losses of AFS securities, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Investments in securities, available for sale:
Proceeds from sales/maturities/prepayments	$183,765	$57,879
Gross investment gains from sales/maturities/prepayments	$(77,936)	$(5,894)
Gross investment losses from sales/maturities/prepayments	$85,703	$—
Write-offs charged against the allowance	$—	$436
Reductions to allowance for credit losses	$49,737	$43,432

The following table sets forth the activity in the allowance for credit losses for investments in AFS securitization certificates, as of the dates indicated (in thousands):

	Three Months Ended March 31,
Investments in securitization certificates, available for sale:	2026	2025
Balance, beginning of period	$(385,878)	$(508,741)
Additions to allowance for credit losses not previously recorded	(702)	(23,558)
Reductions from sales/maturities/prepayments	94,118	78,355
Additions on securities with previous allowance, net of reductions	(43,679)	(8,492)
Balance, end of period	$(336,141)	$(462,436)

Refer to Note 7 for additional information regarding the allowance for credit losses for investments.

Investments in loans and securities, under the fair value option

The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We elected the fair value option to measure certain securities and all loans held by the company, as we believe that fair value best reflects the economic transaction of investing in certain securities and all loans. We determined the fair value of these securities and loans using a discounted cash flow methodology, while also considering market data as it became available. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within the gains and (losses) on investments in loans and securities in the unaudited condensed consolidated statements of income. We report the changes in fair value within (gains) and losses on investments in loans and securities in the unaudited condensed consolidated statements of cash flow.

The following table presents activities of investments in loans and securities for which we elected the fair value option (in thousands):

	Three Months Ended March 31,
Investments in loans and securities under the fair value option	2026	2025
Balance, beginning of period	$77,891	$—
Purchases	8,281	—
Principal and interest payments	(22,170)	—
Gain on sale of investments in loans and securities	10,369	—
Accrued interest	2,598	—
Non-cash transactions	(1,649)	—
Change in fair value	4,785	—
Balance, end of period	$80,105	$—

Refer to Note 7 for additional information regarding the discounted cash methodology and the assumptions used for investments in loans and securities for which we elected the fair value option.

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within Equity method and other investments in the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	Carrying Value
	March 31, 2026	December 31, 2025
Investments in Pagaya SmartResi F1 Fund, LP (1)	$8,107	$8,324
Other (2)	6,698	5,194
Total	$14,805	$13,518

(1) The Company owns approximately 5.4% and is the general partner of Pagaya Smartresi F1 Fund LP.
(2) Represents the Company’s proprietary investments. Income (loss) from these investments is included in Investment income (loss), net in the unaudited condensed consolidated statements of income.

NOTE 5 - CONSOLIDATION AND VARIABLE INTEREST ENTITIES
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
Consolidated VIEs
As of March 31, 2026 and December 31, 2025, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (“Risk Retention Entities”). These entities were established by Pagaya to purchase investments in ABS notes and certificates issued by Pagaya-sponsored ABS entities. Pagaya owns a 20% interest in these entities, and the remaining 80% ownership shares are held by affiliate entities. As these entities are consolidated, we present 100% of the assets and liabilities on our consolidated balance sheets. The 80% ownership interest not owned by the Company in each of these consolidated VIEs is accounted for as a noncontrolling interest in the consolidated balance sheets. Any income or loss associated with the consolidated VIEs’ activities is reported within the corresponding line items of the consolidated statements of income, with the results of the 80% ownership interest not owned by the Company presented as net income (loss) attributable to noncontrolling interests.

As the sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., Risk Retention Entities) (in thousands):

	Assets(1)	Liabilities	Net Assets
As of March 31, 2026	$86,861	$—	$86,861
As of December 31, 2025	$93,404	$—	$93,404
(1) Assets comprised of the note and certificates to comply with risk retention requirements.

Unconsolidated VIEs
The Company determined that it is not the primary beneficiary of the trusts which hold the loans and issue securities associated with the securitization transactions the Company sponsors. The Company does not have the power to direct or control the activities which most significantly affect the performance of the trusts, which was determined to be servicing loans in the securitization trusts. Once the loans are purchased by the securitization trust, only the loan servicers have direct engagement with the underlying borrowers and are responsible for loan collections, prepayments, disputes, settlements, and collections which are the activities which most significantly impact the VIEs’ economic performance.
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
Below is a summary of the Company’s direct interest in (i.e., not held through Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of March 31, 2026	$839,826	$839,826	$12,987,515
As of December 31, 2025	$847,290	$847,290	$13,070,284

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion, subject to contractual requirements and limitations. See Note 11 for additional information.

NOTE 6 - BORROWINGS
The following table sets forth the Company’s outstanding borrowings as of the date indicated (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility	$114,700	$—
Secured borrowing	$156,275	$193,892
Exchangeable notes	$149,416	$148,782
Long-term debt	$474,988	$481,598

The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

Secured Borrowing

Secured borrowings are comprised of risk retention master repurchase agreements and receivable facilities. Interest expenses related to secured borrowings was $3.4 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively.

The following table sets forth the Company’s outstanding secured borrowings as of the date indicated (in thousands, except percentage):

	March 31, 2026		December 31, 2025
	Outstanding Balance	Interest Rate (1)	Outstanding Balance	Interest Rate (1)
Risk Retention Master Repurchase - Recourse	$13,865		$53,722
Risk Retention Master Repurchase - Non-Recourse	62,296		53,584
Receivables Facility - Recourse	15,488		22,427
Receivables Facility - Non-Recourse	64,626		64,159
Total principal balance under secured borrowings	$156,275	6%	$193,892	8%

(1) The interest rate is weighted based on the outstanding principal balance and interest rates in effect as of March 31, 2026 and December 31, 2025.

During the second quarter of 2026, the Company received $65.0 million in proceeds from secured borrowings under its existing repurchase agreements. See Note 13.

Risk Retention Master Repurchase

In the normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in notes and certificates retained from securitization transactions. Under these agreements, the Company pledges financial instruments as collateral. These agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Investments in loans and securities in the Company’s unaudited condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the repurchase agreements was $76.2 million and $107.3 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets, with a weighted average interest rate of approximately 6% percent and 10% percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both March 31, 2026 and December 31, 2025.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-month Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million, to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of March 31, 2026 and December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $80.1 million and $86.6 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets.

Exchangeable Notes

On October 1, 2024, the Company, through a wholly owned subsidiary of the Company, issued $160 million aggregate principal amount of its 6.125% Exchangeable Notes due 2029 (the “2029 Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The 2029 Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025. The 2029 Notes will mature on October 1, 2029, unless earlier repurchased, redeemed or exchanged.

During the third quarter of 2025, the Sales Price Contingent Exchange Condition was met as the closing sale price of the Company’s Class A Ordinary Shares exceeded 130% of the exchange price for the required period and, as a result, noteholders have been entitled to exchange their 2029 Notes. As of March 31, 2026, no holders have elected to exchange their 2029 Notes.

The Company accounted for the issuance of the 2029 Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the 2029 Notes were not issued at a substantial premium. Debt issuance costs consisting of underwriting fees and third-party offering costs, totaled $6.2 million. Original Issue Discount (“OID”) totaled

$8.0 million. Both issuance costs and OID are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes. For the three months ended March 31, 2026 and 2025, the Company recorded $3.1 million and $3.0 million of interest expense, respectively, which included $0.6 million and $0.6 million, respectively, related to the amortization of debt issuance costs and OID. The effective interest rate of the 2029 Notes is 8.7%.

Long-Term Debt

Senior Notes

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, completed the issuance of $500 million aggregate principal amount of Senior Unsecured Notes due 2030 (the “2030 Notes”). The 2030 Notes will accrue interest at a rate of 8.875% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2030 Notes will mature on August 1, 2030, unless earlier repurchased or redeemed.

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

The following table details the Company’s 2030 Notes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$485,685	$493,085
Less: Unamortized issuance costs	(10,697)	(11,487)
Carrying amount	$474,988	$481,598

The Company recorded $11.2 million of interest expense, including $0.6 million of amortization of debt issuance costs, for the three months ended March 31, 2026.

In February 2026, the Company repurchased $7.4 million of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount. The Company paid total consideration of $6.5 million, excluding accrued interest, resulting in a $0.8 million gain on extinguishment of debt. This gain is net of the unamortized issuance costs and is recognized within Gains from extinguishment of debt in the unaudited condensed consolidated statements of income. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $485.7 million.

During the second quarter of 2026, the Company repurchased $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount. The Company paid total consideration of $3.0 million, excluding accrued interest, resulting in a $0.7 million gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance cost. See Note 13.

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced its revolving credit facility by way of terminating its prior credit agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%, a reduction from the prior revolving credit facility’s rate of SOFR plus 7.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions.

As of March 31, 2026, the Company had $114.7 million in borrowings outstanding and $17.3 million in letters of credit issued, resulting in zero remaining borrowing capacity. As of December 31, 2025, the Company had no borrowing outstanding, with $16.1 million in letters of credit issued. This provided for $115.9 million of remaining borrowing capacity available.

During the second quarter of 2026, the Company repaid in full the $114.7 million outstanding balance under the 2025 Revolving Credit Facility. See Note 13.

NOTE 7 - FAIR VALUE MEASUREMENT

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

The Company determines the fair value of its financial instruments and conducts an ongoing assessment of the techniques used to ensure their appropriateness, consistent application and the reasonableness of the assumptions. In determining the fair value of each investment security and loan, the Company reviews performance characteristics of the underlying loan pool including origination vintage, borrower credit quality, macroeconomic environment, etc. The Company determines the fair value for each investment security and loan by then estimating significant assumptions including discount rates, cumulative net loss rates, expected prepayment rate and consideration of any optional redemption features which are reviewed and approved by management.

The Company also engages a third-party valuation service provider to estimate a range of fair values for all significant investments in loans and securities. The Company reviews and validates its significant assumptions with reference to historical performance and expectations of future performance including: discount rate, cumulative net loss rate and prepayment rate. Finally, the Company reviews and validates that the fair value used for financial reporting is within the range of fair value estimates by the third-party service provider for its significant investment in loans and securities.

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$79,514	$378,432	$457,946
Investments in loans and securities (Certificates)	—	—	468,740	468,740
Investments in loans and securities (Loans)	—	—	14,681	14,681
Liabilities:
Warrant liability	$561	$—	$—	$561
Other liabilities (1)	—	—	17,647	17,647

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$67,715	$340,475	$408,190
Investments in loans and securities (Certificates)	—	—	532,501	532,501
Investments in loans and securities (Loans)	—	—	4,578	4,578
Liabilities:
Warrant liability	$4,723	$—	$—	$4,723
Other liabilities (1)	—	—	13,112	13,112
(1) Included in “Accrued expenses and other liabilities” in the unaudited condensed consolidated balance sheets. See Note 9 for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1)

Warrant liability (Level 1)

The following tables summarize the Warrant liability activity for the three months ended March 31, 2026 and 2025 (in thousands):

Three Months Ended March 31, 2026
Balance as of December 31, 2025	$4,723
Change in fair value	(4,162)
Balance as of March 31, 2026	$561

Three Months Ended March 31, 2025
Balance as of December 31, 2024	$893
Change in fair value	1,099
Balance as of March 31, 2025	$1,992

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities (Level 3)

As of March 31, 2026, investments in loans and securities categorized as level 3 investments include loans and securities under the fair value option and securities classified as available for sale which are measured at fair value on a recurring basis. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets.

AFS securities under ASC 325-40 held at fair value with credit related changes recorded in earnings and non-credit related changes recorded in other comprehensive income and investments in loans and securities held at fair value under the fair value option, with changes in fair value recorded in earning

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$877,554	$663,189
Additions	158,123	66,719
Cash received	(151,985)	(47,310)
Gain on sale of Investments in loans and securities	65,913	5,894
Loss on sale of Investments in loans and securities	(85,703)	—
Change in accrued interest on investments	17,647	3,278
Non-cash transactions	(1,649)	—
Change in fair value and other adjustments (OCI)	23,044	(15,946)
Credit-related impairment loss, net of recoveries	(41,091)	(34,207)
Balance, end of period	$861,853	$641,617

Significant unobservable inputs used for our Level 3 fair value measurement of the securities are the discount rate, net credit loss rate, prepayment rate and consideration of any optional redemption features in our investment securities. The discount rate reflects management’s estimate of the market-required return for similar financial instruments, to convert estimated future cash flows to a present value. The net credit loss rate is management’s estimate of potential loans losses, net of recoveries, from borrower defaults. The prepayment rate estimate is the proportion of principal received in advance of the contractual terms of the loan, which can impact the future interest cash flows of the investments and the investments expected duration. Because these inputs represent increased risk or accelerated capital return, they maintain an inverse relationship with valuation; accordingly, an increase in the discount, credit risk, or prepayment rates, in isolation, would result in a lower fair value measurement. The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	5.0%	15.6%	15.1%	5.0%	15.0%	15.0%
Loss rate	5.5%	35.2%	16.3%	4.9%	33.1%	17.0%
Prepayment rate	0.0%	46.0%	13.4%	0.0%	40.0%	14.2%

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fee receivables, accounts payable and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$380,031	$380,031	$—	$—	$380,031
Fee receivables	170,688	—	82,053	88,635	170,688
Liabilities:
Revolving credit facility	$114,700	$—	$—	$114,700	$114,700
Secured borrowing	156,275	—	—	154,620	154,620
Exchangeable notes	149,416	—	181,554	—	181,554
Long-term debt	474,988	—	349,382	—	349,382

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$288,349	$288,349	$—	$—	$288,349
Fee receivables	153,250	—	69,864	83,386	153,250
Liabilities:
Secured borrowing	$193,892	$—	$—	$191,983	$191,983
Exchangeable notes	148,782	—	292,445	—	292,445
Long-term debt	481,598	—	430,616	—	430,616

NOTE 8 - SHARE BASED COMPENSATION

Share Options—Granted share options generally expire at the earlier of termination of employment or ten years from the date of grant. Share options generally vest over four years of the employment commencement date or with 25% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the next three years. Any options, which are forfeited or not exercised before expiration, become available for future grants.

The following table summarizes the Company’s share option activity during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2025	3,197,713	$6.7	5.7	$45,031
Granted	—	—
Exercised	(17,546)
Forfeited	(10,540)
Balance, March 31, 2026	3,169,627	$6.7	5.5	$15,602
Vested and exercisable, March 31, 2026	2,639,260	$5.0	4.8	$17,316

The aggregate intrinsic value of options exercised, and fair value of share options vested for the three months ended March 31, 2026 was $0.2 million and $0.7 million, respectively.

As of March 31, 2026, unrecognized compensation expense related to unvested share options was approximately $4.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

Restricted Stock Units (RSUs)—RSUs for new employees generally vest over two years of the employment commencement date with 50% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the remaining twelve months. RSUs for existing employees are granted periodically and generally vest quarterly over 2 years. Unvested RSUs are forfeited at termination of employment. Any RSUs that are forfeited become available for future grants.

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	2,150,173	$14.5
Granted	104,804	15.5
Vested	(655,150)	12.3
Forfeited	(125,501)	15.6
Unvested at March 31, 2026	1,474,326	$15.5

As of March 31, 2026, unrecognized compensation expense related to RSUs was approximately $19.3 million, which is expected to be recognized over a remaining weighted-average period of 1.0 years. The RSU activity table above does not include annual equity grants for approximately 2.1 million RSUs approved by the Board of Directors on April 1, 2026, as these grants occurred subsequent to the three months ended March 31, 2026.

Options to Restricted Shares—Options to restricted shares were granted to certain employees and directors during 2021.

The following table summarizes the Company’s options to restricted shares activity during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2025	19,884,985	$19.3	5.2	$30,967
Granted	—	—
Exercised	—	—
Forfeited	(586)	18.9
Balance, March 31, 2026	19,884,399	$19.3	5.0	$—
Vested and exercisable, March 31, 2026	16,579,082	$19.3	5.0	$—

At March 31, 2026, unrecognized compensation expense related to options to restricted shares was approximately $4.9 million, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the three months ended March 31, 2026, 66,814 shares were issued under the ESPP. As of March 31, 2026, 1,487,015 shares of Class A Ordinary Shares were reserved for issuance under the ESPP. Compensation expense related to the ESPP was $0.2 million for the three months ended March 31, 2026.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Technology, data and product development	$1,194	$1,097
Sales and marketing	1,531	4,780
General and administrative	4,471	7,295
Total	$7,196	$13,172

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Contractual Obligations and Commitments — From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services providers. As of March 31, 2026, the total remaining contractual obligations from this purchase commitment are approximately $9.2 million, of which $6.3 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space.

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

As of March 31, 2026, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. As of March 31, 2026, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $135.4 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of March 31, 2026, $55.5 million has been segregated and recognized within restricted cash and cash equivalents, of which $17.5 million has been accrued within accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets in accordance with these contractual requirements.

NOTE 10 - INCOME TAXES

Corporate Income Tax

Ordinary taxable income in Israel is subject to a corporate tax rate of 23%. The Company received approval from the Israeli Tax authorities on November 18, 2021 for Preferred Technological Enterprise (“PTE”) status which was implemented commencing 2020. The Company is currently in the process of obtaining a renewal of its PTE status.

Income from a PTE is generally subject to 12% tax rate, unless a tax payer is subject to Pillar Two taxation as noted below. Following Israel’s adoption of the OECD Pillar Two framework and the introduction of a Qualified Domestic Minimum Top-Up Tax (QDMTT) in late 2025, the Company became subject to a minimum corporate tax rate of 15%, partially offset by a refundable R&D tax credit beginning in the first quarter of 2026.

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

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

The Company’s income tax expense (benefit) (in thousands) and effective tax rates for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Income (loss) before income taxes	$27,310	$(48)
Income tax expense (benefit)	3,149	(2,540)
Effective tax rate	12%	NM
NM: Not Meaningful

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The difference between the effective tax rate and statutory tax rate in Israel mainly related to a change in valuation allowances, tax expenses in the United States, and a change in uncertain tax positions. The change in the effective tax rate from the first quarter of 2025 to the first quarter of 2026 was primarily attributable to changes in uncertain tax positions, including a decrease during the three months ended March 31, 2025, compared to an increase during the three months ended March 31, 2026.

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

The Company provides a full valuation allowance to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Tax Assessments

The Company files income tax returns in various jurisdictions with varying statutes of limitation. As of March 31, 2026, the Company has received final tax assessments in Israel through 2020. As of March 31, 2026, the Company is currently subject to tax audits in Israel and federal and state tax audits in U.S. The tax audits are ongoing and to date, no material issues have been raised, and no adjustments have been proposed.

Legislative Updates

On March 31, 2026, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”) was enacted. The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel beginning in the 2026 tax year. Eligible companies may apply the credits against Israeli income taxes or Israeli qualified domestic minimum top‑up tax (QDMTT), or alternatively receive a government grant. Refundable tax credits under the R&D Law are not within the scope of ASC 740 and are accounted for using a government‑grant accounting model. The impact of the R&D Law was immaterial to the Company’s interim consolidated financial statements for the three months ended March 31, 2026.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders (commonly referred to as related parties). In addition, the Company has transactions with the securitization vehicles and other Financing Vehicles, which are also related parties.

As of March 31, 2026, the fee receivables from related parties are $108.9 million, which consist of $90.7 million from securitization vehicles and $18.2 million from other Financing Vehicles. As of December 31, 2025, the fee receivables from related parties are $106.9 million, which consists of $85.9 million from securitization vehicles and $21.0 million from other Financing Vehicles.

As of March 31, 2026 and December 31, 2025, other assets include revolving facilities and other amounts due from related parties of $41.1 million and $42.6 million, respectively, all of which were attributable to Financing Vehicles.

For the three months ended March 31, 2026, the total revenue from related parties is $158.9 million, which consists of $154.5 million from securitization vehicles and $4.3 million from other Financing Vehicles. For the three months ended March 31, 2025, the total revenue from related parties is $167.9 million, which consists of $159.1 million from securitization vehicles and $8.8 million from other Financing Vehicles.

During the three months ended March 31, 2026, the Company purchased approximately $8.3 million of loan principal from the Financing Vehicles. During the three months ended March 31, 2025, the Company purchased approximately $3.8 million of loan principal from the Financing Vehicles and included a loss of approximately $3.5 million in general and administrative expenses with respect to these loans.

NOTE 12 - EARNINGS PER SHARE

The following tables set forth the calculation of basic and diluted earnings per share attributable to ordinary shareholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Basic EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd.	$24,694	$7,893
Less: Undistributed earnings allocated to preferred shares	591	489
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$24,103	$7,404
Denominator:
Weighted average shares used for earnings per ordinary share, basic	82,717,374	75,765,080
Earnings per share attributable to ordinary shareholders, basic	$0.29	$0.10

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$24,103	$7,404
Interest expense (add back) from exchangeable notes (1)	2,728	—
Net income for diluted EPS	$26,831	$7,404
Denominator:
Shares used in computation of basic earnings per share	82,717,374	75,765,080
Assumed conversion of shares from exchangeable notes (1)	11,434,704	—
Ordinary share warrants	785,476	784,762
Share options	1,380,432	—
RSUs	427,014	473,300
Employee stock purchase plan	—	20,322
Weighted average shares used for earnings per ordinary share, diluted	96,745,000	77,043,464
Earnings per share attributable to ordinary shareholders, diluted	$0.28	$0.10
(1) The effect of interest expense and assumed conversion from exchangeable notes on the Company diluted EPS calculation for three months ended March 31, 2025 would have been anti-dilutive and has been removed from the calculation.

EPS for Class B ordinary shares and EPS for preferred shares are not presented separately, as under the two-class method, the EPS for Class A, Class B and preferred shares are the same.

The following potentially dilutive outstanding securities as of March 31, 2026 and 2025 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the periods:

	March 31,
	2026	2025
Share options	—	3,427,161
Options to restricted shares	19,884,777	19,923,756
RSUs	373,605	271,876
Ordinary share warrants	1,229,166	1,229,166
Exchangeable notes	—	11,434,704
Total	21,487,548	36,286,663

NOTE 15 - SUBSEQUENT EVENTS

Revolving Credit Facility Repayment

During the second quarter of 2026, the Company repaid in full the $114.7 million outstanding balance under its revolving credit facility. There were no penalties associated with the extinguishment of the revolving credit facility balance.

Proceeds from Secured Borrowings

During the second quarter of 2026, the Company received $65.0 million in proceeds from secured borrowings under its existing repurchase agreements.

2030 Notes Repurchase

During the second quarter of 2026, the Company repurchased $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount. The Company paid total consideration of $3.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance cost. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $481.9 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited annual consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 2, 2026 (“our Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this section “we,” “us,” “our” and “Pagaya” refer to Pagaya Technologies Ltd.

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
We have built, and we are continuing to scale, a leading AI and data network for the benefit of financial services and other service providers, their customers, and investors. Services providers integrated in our network, which we refer to as our ‘‘Partners,’’ range from high-growth financial technology companies to incumbent banks and financial institutions. We believe Partners benefit from our network to extend financial products to their customers, in turn helping those customers fulfill their financial needs. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by Financing Vehicles: (i) funds managed or advised by Pagaya or one of its affiliates, (iii) special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements and (iv) other similar vehicles (“Financing Vehicles”).
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

Our Economic Model

Pagaya’s revenues are primarily derived from Network Volume. We define Network Volume as the gross dollar value of assets originated by our Partners with the assistance of our artificial intelligence (“AI”) technology1. We generate revenue from network
1 Our proprietary technology uses machine learning models as a subset of artificial intelligence that go through extensive testing, validation, and governance processes before they can be used or modified. The machine learning models are static and do not have the ability to self-correct, self-improve, and/or learn over time. Any change to the models requires human intervention, testing, validation, and governance approvals before a change can be made.

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

We incur costs when Network Volume is acquired by the Financing Vehicles. These costs, which we refer to as ‘‘Production Costs,’’ compensate our Partners for acquiring and originating assets. Accordingly, the amount and growth of our Production Costs are highly correlated to Network Volume. An important operating metric to evaluate the success of our economic model, therefore, is FRLPC, or fee revenue less Production Costs. FRLPC is a not calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP") See the section below entitled "Reconciliation of Non-GAAP Financial Measures" for a description and reconciliation of this measure to the most directly comparable GAAP measure.

Additionally, we have built what we believe to be a leading data science and AI organization that has enabled us to assist our Partners as they make decisions to extend credit to consumers. Excluding Production Costs, headcount, technology overhead and research and development expenses represent the significant portion of our expenses.
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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $3.9 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. For the three months ended

March 31, 2026 and 2025, our top 5 investors collectively accounted for approximately 59% and 39%, respectively, of our total funding.

Performance of Assets Originated with the Assistance of Our Proprietary Technology
The availability of funding from investors is a function of demand for consumer credit, as well as the performance of such assets originated with the assistance of our AI technology and purchased by Financing Vehicles. Our AI technology and data-driven insights are designed to enable relative outperformance versus the broader market. We believe that investors in Financing Vehicles view our AI technology as an important component in delivering assets that meet their investment criteria.
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

Geopolitical instability persists in the Middle East and Eastern Europe. The ongoing conflict between Israel, the U.S., and Iran that erupted in February 2026 has resulted in volatility and disruption of global energy and financial markets, which has increased our cost of capital and may diminish investor appetite for risk assets. Management is actively monitoring the situation for systemic risks and has implemented remote-work protocols for our Tel Aviv-based team to maintain business continuity while prioritizing employee safety. We will continue to evaluate our operational protocols as the security landscape evolves. Although these regional dynamics remain a source of uncertainty, to date we have not experienced material impacts on our business from this conflict. Prolonged hostilities or further escalation of this conflict could exacerbate disruptions to the global energy and financial markets, global inflationary pressures, and supply chain challenges, all of which could adversely affect consumer credit demand, investor appetite for risk assets, and our Network Volume.

Macroeconomic pressures, including sustained high interest rates and inflation, continue to shape our operating environment. Central banks, including the Federal Reserve, have maintained elevated rates into early 2026 to combat inflationary trends, increasing borrowing costs and potentially straining borrowers’ ability to service debt. This could lead to higher delinquencies, defaults, and charge-offs, reducing investor returns and dampening demand for assets generated on our platform. Inflation, though moderating from its 2022-2023 peak, remains above historical norms, driving up operating costs such as employee compensation, financing expenses, and technology investments. Meanwhile, the elevated risk-free rate environment has shifted investor preferences, with some favoring safer assets over consumer credit. While our ability to raise funding remains intact, the cost of capital has risen, necessitating adjustments in conversion ratios to meet investor return expectations. Adverse developments in the financial sector, such as regional bank stresses, liquidity concerns, or prolonged U.S. federal debt ceiling debates, could further complicate our operating landscape. Should these events escalate into systemic liquidity issues, they could impair our Partners’ and counterparties’ ability to meet obligations, disrupt funding flows, or destabilize financial markets, adversely affecting our performance. Similarly, ongoing trade tensions, particularly between the U.S. and China, and potential tariff escalations could introduce additional uncertainty. Economic downturns or prolonged uncertainty may pressure the performance of assets acquired by Financing Vehicles from our network. However, these conditions also provide valuable data to refine our AI technology, enhancing our ability to adapt to shifting market dynamics and deliver value to Partners and investors.
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income (loss), other measures under U.S. GAAP, and certain non-GAAP financial measures (see the discussion and reconciliation herein titled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Network Volume	$2,624	$2,400

Network Volume
We believe the Network Volume metric to be a helpful indicator for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. In addition, Network Volume directly influences Fee Revenue Less Production Cost (FRLPC), a key non-GAAP measure we use to assess operational efficiency. While maintaining a focus on profitable growth, which may result in a different targeted volume mix, we believe the growth in Network Volume highlights the scalability of our business, which, in turn, affects our operational leverage and profitability. Network Volume is primarily driven by our relationships with our Partners. We believe Network Volume has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. As a result, when viewed in combination with financial profitability metrics, the expansion of Network Volume provides insights into the effectiveness of our business strategies and the ability to leverage operational efficiencies across different asset classes. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, and point-of-sale receivables.
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

Gains from Extinguishment of Debt
Gains from extinguishment of debt represents the difference between the reacquisition price and the net carrying amount of the retired debt. These amounts include gains from debt repurchases at a discount and losses related to early payment penalties and the write-off of unamortized deferred issuance costs and original issue discounts. Such amounts are recognized in the unaudited condensed consolidated statements of income upon the settlement of the underlying obligations.
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

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests in our condensed consolidated statements of income is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net income of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Revenue
Revenue from fees	$298,991	$282,704
Other Income
Interest income	17,666	7,676
Investment income (loss), net	1,287	(391)
Total Revenue and Other Income	317,944	289,989
Production costs	177,561	167,083
Technology, data and product development (1)	15,940	19,444
Sales and marketing (1)	11,132	9,594
General and administrative (1)	33,306	46,183
Total Costs and Operating Expenses	237,939	242,304
Operating Income	80,005	47,685
Gains and (losses) on investments in loans and securities	(37,996)	(29,024)
Other expenses, net	(15,466)	(18,709)
Gains from extinguishment of debt	767	—
Income (Loss) Before Income Taxes	27,310	(48)
Income tax expense (benefit)	3,149	(2,540)
Net Income Including Noncontrolling Interests	24,161	2,492
Less: Net loss attributable to noncontrolling interests	(533)	(5,401)
Net Income Attributable to Pagaya Technologies Ltd.	$24,694	$7,893

Earnings per share attributable to Pagaya Technologies Ltd.’s ordinary shareholders:
Basic	$0.29	$0.10
Diluted	$0.28	$0.10
Weighted average shares outstanding:
Basic	82,717,374	75,765,080
Diluted	96,745,000	77,043,464

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2026	2025
Technology, data and product development	$1,194	$1,097
Sales and marketing	1,531	4,780
General and administrative	4,471	7,295
Total share-based compensation in operating expenses	$7,196	$13,172
Comparison of Three Months Ended March 31, 2026 and 2025

Total Revenue and Other Income

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$298,991	$282,704	$16,287	6%
Interest income	17,666	7,676	9,990	130%
Investment income (loss), net	1,287	(391)	1,678	429%
Total Revenue and Other Income	$317,944	$289,989	$27,955	10%
Total revenue and other income, increased by $28.0 million, or 10%, to $317.9 million for the three months ended March 31, 2026 from $290.0 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in revenue from fees and interest income.

Revenue from fees for the three months ended March 31, 2026 increased by $16.3 million, or 6%, to $299.0 million, compared to the same period in 2025. The increase was primarily due to a $15.4 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, from $251.5 million for the three months ended March 31, 2025 to $266.9 million for the three months ended March 31, 2026. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 9.3% from $2.4 billion for the three months ended March 31, 2025 to $2.6 billion for the three months ended March 31, 2026. Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $1.0 million from $31.2 million for the three months ended March 31, 2025 to $32.1 million for the three months ended March 31, 2026, reflecting an increase in the assets held by securitization vehicles driven by continued business growth.
Interest income increased by $10.0 million, or 130%, to $17.7 million for the three months ended March 31, 2026 from $7.7 million for the three months ended March 31, 2025. The increase in interest income was directly related to our risk retention holdings and related securities held in our consolidated VIEs as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Loss Attributable to Noncontrolling Interests.” The increase in interest income was primarily the result of changes in the structure and composition of our asset portfolio.
Investment income increased by $1.7 million to $1.3 million for the three months ended March 31, 2026, reflecting a favorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Production costs	$177,561	$167,083
Technology, data and product development	15,940	19,444
Sales and marketing	11,132	9,594
General and administrative	33,306	46,183
Total Costs and Operating Expenses	$237,939	$242,304

Production Costs

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production costs	$177,561	$167,083	$10,478	6%
Production costs increased by $10.5 million, or 6%, to $177.6 million for the three months ended March 31, 2026 from $167.1 million for the three months ended March 31, 2025. This increase was due to an increase in the Network Volume, which increased by 9.3% from $2.4 billion for the three months ended March 31, 2025 to $2.6 billion for the three months ended March 31, 2026, attributable to business growth in addition to the composition of the asset classes that make up our Network Volume.

Technology, Data and Product Development

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$15,940	$19,444	$(3,504)	(18)%

Technology, data and product development costs for the three months ended March 31, 2026 decreased $3.5 million, or 18%, compared to the same period in 2025. The decrease was driven by a $3.2 million decrease in depreciation expenses , net of capitalization (as explained below), and a $0.4 million decrease in consultant expenses. The reduction in depreciation expense was primarily due to an increase in the estimated useful lives of certain internal-use software.

During the three months ended March 31, 2026 and 2025, we capitalized $3.6 million and $4.5 million of software development costs, respectively. Depreciation expense, including impairment charges for capitalized software development costs was $2.2 million and $6.2 million during the three months ended March 31, 2026 and 2025, respectively.

Sales and Marketing

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$11,132	$9,594	$1,538	16%
Sales and marketing costs for the three months ended March 31, 2026 increased by $1.5 million, compared to the same period in 2025. The increase was primarily driven by a $0.8 million increase in compensation expenses, including shared-based compensation, and a $0.3 million increase in amortization of intangible assets.

General and Administrative

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
General and administrative	$33,306	$46,183	$(12,877)	(28)%

General and administrative costs for the three months ended March 31, 2026 decreased by $12.9 million, or 28%, compared to the same period in 2025, primarily driven by a $6.4 million lower loss from loan purchases and a $5.1 million decrease in compensation expenses, including share-based compensation.

Gains and (Losses) on Investments in Loans and Securities

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(37,996)	$(29,024)	$(8,972)	(31)%

Losses on investments in loans and securities for the three months ended March 31, 2026 increased $9.0 million compared to the same period in 2025. The increase was primarily due to a $13.7 million increase in net losses from the redemption of certain investments. This increase was partially offset by a $4.2 million decrease in credit-related impairment losses on ABS securities. Of the credit-related impairment loss in the current period, $0.5 million is attributable to the noncontrolling interests in certain VIEs and accordingly, does not impact net income attributable to Pagaya shareholders.

Other Expense, Net

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(15,466)	$(18,709)	$3,243	17%

Other expense, net for the three months ended March 31, 2026 decreased $3.2 million compared to the same period in 2025. The decrease resulted from a $5.3 million favorable fluctuation in the fair value of warrant liability and a $1.6 million decrease in interest expense from borrowings, partially offset by the absence of a $3.2 million favorable impact we had in the prior year from the change in fair value of contingent liability associated with the acquisition of Theorem.
Gains from Extinguishment of Debt

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains from extinguishment of debt	$767	$—	$767	NM
NM: Not Meaningful

Gain from extinguishment of debt was related to the $7.4 million repurchase of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$3,149	$(2,540)	$5,689	224%
Income tax expense increased $5.7 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to change in uncertain tax positions, including a decrease during the three months ended March 31, 2025, compared an increase during the three months ended March 31, 2026.
Net Loss Attributable to Noncontrolling Interests

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(533)	$(5,401)	$4,868	90%
Net loss attributable to noncontrolling interests for the three months ended March 31, 2026 decreased $4.9 million compared to the same period in 2025. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings. This amount represented the net loss of the consolidated VIEs held by other investors in the VIE for which we had no economic rights. This amount was primarily driven by a $5.2 million decrease in credit-related impairment loss on the risk retention holdings, partially offset by a $0.4 million decrease in net income generated by consolidated VIEs. For further information regarding credit-related impairment losses, see “—Total Revenue and Other Income” and “—Gains and (Losses) on Investments in Loans and Securities.”
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

FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 are summarized below ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Fee Revenue Less Production Cost (FRLPC)	$121,430	$115,621
Fee Revenue Less Production Costs % (FRLPC %)	4.6%	4.8%
Adjusted Net Income	$67,496	$53,189
Adjusted EBITDA	$94,166	$79,583
FRLPC is defined as operating income plus technology, data and product development, sales and marketing, and general and administrative costs, and less interest income and net investment income (loss). We use FRLPC as part of our overall assessment of performance, including the preparation of our annual budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. The Company is including a reconciliation between FRLPC and operating income, which we consider the most directly comparable GAAP financial measure. FRLPC is designed to assess operational efficiency by measuring fee revenue against production costs, excluding operating expenses not directly tied to revenue production, such as technology development, sales and marketing, and general and administrative costs. FRLPC is intended to highlight the scalability of our platform as Network Volume (the gross dollar amount of assets originated or services rendered using our technology) increases, demonstrating our ability to efficiently generate fee revenue while managing production costs. FRLPC %, defined as FRLPC divided by Network Volume, further illustrates this efficiency, showing how effectively we convert Network Volume into fee revenue relative to production costs as our platform scales.

Adjusted Net Income is defined as net income (loss) attributable to Pagaya Technologies Ltd. excluding share-based compensation expense, change in fair value of contingent liability, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions and other one-time expenses. Adjusted EBITDA is defined as net income (loss) attributable to Pagaya Technologies Ltd. excluding share-based compensation expense, change in fair value of contingent liability, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions and other one-time expenses, interest expense, income tax expense (benefit), and depreciation and amortization. These items are excluded from our Adjusted Net Income and Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful.

We believe FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA in this report because these are key measurements used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. However, these non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP financial measures used by other companies.

The following tables present reconciliations of FRLPC to operating income, and Adjusted EBITDA to net income (loss) attributable to Pagaya Technologies Ltd., in each case the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2026	2025
Operating Income	$80,005	$47,685
Add: Technology, data and product development	15,940	19,444
Add: Sales and marketing	11,132	9,594
Add: General and administrative	33,306	46,183
Less: Interest income	17,666	7,676
Less: Investment income (loss), net	1,287	(391)
Fee Revenue Less Production Costs (FRLPC)	$121,430	$115,621
Network Volume (in millions)	$2,624	$2,400
Fee Revenue Less Production Costs % (FRLPC %)	4.6%	4.8%

	Three Months Ended March 31,
	2026	2025
Net Income Attributable to Pagaya Technologies Ltd.	$24,694	$7,893
Adjusted to exclude the following:
Share-based compensation	7,196	13,172
Fair value adjustment to contingent liability	—	(3,184)
Fair value adjustment to warrant liability	(4,162)	1,099
Impairment loss on certain investments, net	36,376	27,803
Write-off of capitalized software and other assets	1,866	1,708
Restructuring expenses	—	962
Transaction-related expenses	—	14
Non-recurring expenses	1,526	3,722
Adjusted Net Income	$67,496	$53,189
Adjusted to exclude the following:
Interest expenses	19,659	21,212
Income tax expense (benefit)	3,149	(2,540)
Depreciation and amortization	3,862	7,722
Adjusted EBITDA	$94,166	$79,583

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, the principal sources of liquidity were cash and cash equivalents, and restricted cash and cash equivalents of $380.0 million and $288.3 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowing, including repurchase agreements. We may also raise additional capital, including through borrowings, as described in the section below titled “2025 Revolving Credit Facility,” or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Senior Notes,” as well as the issuance of up to an additional 1,666,666 Series A Preferred Shares. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowing, or equity financing. The rates, terms, covenants and availability of such additional financing are not guaranteed and will be dependent on not only macro-economic factors, but also on Pagaya-specific factors such as the results of our operations and the returns generated by loans originated with the assistance of our AI technology.

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

As of April 30, 2026, the price of our Class A Ordinary Shares was $13.89 per share. We believe the likelihood that warrant holders will exercise their public warrants that were issued in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants that were issued in the EJFA Merger. To the extent the public warrants are exercised by warrant holders, ownership interest of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms.

We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing related to such acquisitions or investments. In the event that we pursue additional financing, we may not be able to raise such financing on terms acceptable to us or at all. Additionally, as a result of any of these actions, we may be subject to restrictions and covenants in the agreements governing these transactions that may place limitations on us and we may be required to pledge collateral as security. If we are unable to raise additional capital or generate cash flows necessary to expand operations and invest in continued innovation, we may not be able to compete successfully.

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

The following table presents the carrying value (fair value) of our investments in loans and securities as of March 31, 2026 and December 31, 2025 distinguishing between our Risk Retention and Additional Investments (in thousands):

	March 31,	December 31,
	2026	2025
Risk Retention
Notes	$113,403	$99,640
Certificates	375,769	404,618
Total Risk Retention	$489,172	$504,258

Additional Investments
Notes	$344,543	$308,551
Certificates	92,971	127,882
Loans	14,681	4,578
Total Additional Investments	$452,195	$441,011

Total Investments in Loans and Securities	$941,367	$945,269

As of March 31, 2026 and December 31, 2025, our Total Risk Retention represented approximately 52% and 53% of our total investments in loans and securities. As of March 31, 2026, Our Additional Investments totaled $452.2 million at fair value, increasing by $11.2 million compared to December 31, 2025.

In the ordinary course of business, we enter into certain financing arrangements to finance our investments in loans and securities, including both our Risk Retention and Additional Investments. From time to time, the Company makes cash deposits that serve to collateralize guarantees for related transactions, included in restricted cash and cash equivalents on the consolidated balance sheets. For further information, see Note 4 and Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$43,184	$34,427
Net cash used in investing activities	$(15,916)	$(26,886)
Net cash provided by (used in) financing activities	$64,235	$(3,779)
Operating Activities

Our primary uses of cash in operating activities are for the ordinary course of business, with the primary use related to employee and personnel-related expenses. As of March 31, 2026, we had 511 employees (240 in the U.S. and 271 in Israel) compared to 527 employees (273 in the U.S. and 254 in Israel) on March 31, 2025.
Net cash provided by operating activities for the three months ended March 31, 2026 was $43.2 million, a of $8.8 million from net cash provided by operating activities of $34.4 million for the same period in 2025. This reflects our net income including noncontrolling interests of $24.2 million, adjusted for non-cash charges of $50.1 million, and net cash outflows of $31.0 million from changes in our operating assets and liabilities.

Non-cash charges during three months ended March 31, 2026 primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $6.8 million compared to the same period in 2025, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, partially offset by fair value option gains from ABS resecuritizations at lower interest rates during the current period, of which $1.6 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $6.0 million compared to the same period in 2025, (3) depreciation and amortization, which decreased by $3.9 million compared to the same period in 2025, primarily from capitalized software, and (4) fair value adjustment to warrant liability, which decreased by $5.3 million compared to the same period in 2025, driven by changes in the market price of our Class A Ordinary Shares.

Our net cash flows resulting from changes in operating assets and liabilities decreased by $6.9 million to net cash outflows of $31.0 million for the three months ended March 31, 2026 compared to net cash outflows of $24.2 million for the same period in 2025.
Investing Activities

Our primary uses of cash in investing activities are the purchase of risk retention assets of sponsored securitization vehicles and other investments.

For the three months ended March 31, 2026, net cash used in investing activities totaled $15.9 million, primarily driven by purchases of risk retention assets. These purchases of risk retention assets amounted to $209.1 million, an increase of $127.1 million compared to the prior period. This cash outflow was partially offset by proceeds received from existing risk retention assets, which totaled $196.3 million, an increase of $137.7 million compared to the prior period.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities of $64.2 million was primarily attributable to $114.7 million of proceeds from the revolving credit facility and $49.3 million of proceeds from secured borrowing, partially offset by $88.0 million and $6.5 million of repayments made to repay our secured borrowing and repurchase the 2030 Notes, respectively.

The change in financing cash flows compared to the three months ended March 31, 2025, was driven primarily by the $114.7 million draw on the revolving credit facility in the current period, compared to no draws in the prior year period, and a $41.1 million increase in repayments of our secured borrowing, which rose from $46.9 million in the three months ended March 31, 2025 to $88.0 million in the current period.

Indebtedness

Borrowings as of March 31, 2026 primarily includes revolving credit facility, long-term debt, secured borrowings, and exchangeable notes. A detailed description of each of our borrowing arrangements is included in Note 6 Borrowing in the notes to the condensed consolidated financial statements.

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced its revolving credit facility by way of terminating its prior credit agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%, a reduction from the prior revolving credit facility’s rate of SOFR plus 7.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions. As of March 31, 2026, the Company had $114.7 million in borrowings outstanding, which was repaid in full during the second quarter of 2026.

Senior Notes

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 8.875% Senior Unsecured Notes due 2030 (the “2030 Notes”). The 2030 Notes will accrue interest at a rate of 8.875% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2030 Notes will mature on August 1, 2030, unless earlier repurchased or redeemed. The 2030 Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and each of the Company’s subsidiaries (other than Pagaya US) that was a guarantor under the prior credit agreement (collectively, the “Guarantors”). The 2030 Notes and the related note guarantees will be senior unsecured obligations of Pagaya US and the Guarantors.

In December 2025, the Company repurchased $6.9 million aggregate principal amount of the outstanding 2030 Notes at a price equal to 87.4% of the principal amount. The Company paid total consideration of $6.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance costs, and is reported within “Gains and (losses) from extinguishment of debt” in the consolidated statements of operations included in the Annual Report on Form 10-K.

In February 2026, the Company repurchased $7.4 million aggregate principal amount of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount. The Company paid total consideration of $6.5 million, excluding accrued interest. This transaction resulted in a $0.8 million gain on extinguishment of debt, which is net of the write-off associated unamortized debt issuance costs and the carrying value of the repurchased notes.

Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $485.7 million. As of March 31, 2026, after deducting $10.7 million in unamortized issuance costs, the net carrying amount of the 2030 Notes was $475.0 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheets.

During the second quarter of 2026, the Company repurchased $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount. The Company paid total consideration of $3.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance cost. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $481.9 million.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with certain lenders. This agreement established a 24-month Capitalized Interest Amounts

Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of March 31, 2026 and December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $80.1 million and $86.6 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets.

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

For further information, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Contractual Obligations, Commitments and Contingencies
During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of March 31, 2026, the total remaining contractual obligations are approximately $39.9 million, of which $10.1 million is for the next 12 months. From time to time, the Company enters into a purchase commitment with our third-party cloud computing web services providers. As of March 31, 2026, the total remaining contractual obligations from this purchase commitment are approximately $9.2 million, of which $6.3 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. See Note 9 for details regarding when these obligations are due.
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

As of March 31, 2026, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of March 31, 2026, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $135.4 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of March 31, 2026, $55.5 million has been segregated and recognized within restricted cash in the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.
For a discussion of our long-term debt obligations and operating lease obligations as of March 31, 2026, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 14 to the consolidated financial statements included in the Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles, which we contractually administer. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Policies and Estimates

Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in our Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of March 31, 2026 and December 31, 2025, we were exposed to credit risk on $941 million and $945 million, respectively, of investments in loans and securities held on our unaudited condensed consolidated balance sheet, with $872 million and $871 million, respectively, representing net exposure exclusive of non-controlling interests. We monitor our portfolio risk through internal monitoring as well as competitor / market assessments, reviewing macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of March 31, 2026 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	March 31, 2026
Credit loss rate increase of 100 basis point	$(110.6)
Credit loss rate decrease of 100 basis point	$119.3

These scenarios illustrate a hypothetical, instantaneous shift in the value of our investments in loans and securities and do not represent management's performance expectations. As of March 31, 2026, our portfolio is comprised of 49% notes and 50%

certificates. Of the current portfolio, 9% was originated in 2026, 41% in 2025, 31% in 2024 and 18% in 2023 and prior. We would normally expect more seasoned vintages and more senior investments to be less impacted by changes in credit loss rates. To manage this risk, management integrates these sensitivities into our continuous portfolio monitoring and stress-testing framework, ensuring our operations and capital structure remains resilient to such fluctuations.

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

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of March 31, 2026 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	March 31, 2026
Discount rate increase of 100 basis point	$(5.5)
Discount rate decrease of 100 basis point	$8.6

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

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense/payments and harm our results of our operations. For additional information, see “Item 2. Liquidity and Capital Resources”.

We also rely on securitization transactions, with notes of those transactions typically bearing a fixed coupon. For future securitization issuances, higher interest rates could effect overall deal economics as well as the returns we would generate on our related risk retention investments.

Foreign Exchange Risk

Foreign currency exchange rates do not pose a material market risk exposure. However, given the compensation and non-compensation expenses denominated in NIS, our inability or failure to manage foreign exchange risk could harm our business, financial condition, or results of operations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings

Please refer to Note 9 “Commitments and Contingencies” of the accompanying notes to our unaudited condensed consolidated financial statements.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any such other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Ordinary Shares. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, one officer or director entered into a 10b5-1 trading arrangement. Gal Krubiner, a director and the Company’s Chief Executive Officer, entered into a new 10b5-1 Plan on March 25, 2026, with an end date of July 25, 2026, to sell a maximum aggregate of 350,000 shares. Mr. Krubiner’s prior 10b5-1 Plan, adopted on December 19, 2025, was terminated on February 23, 2026 without any sales occurring.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on December 11, 2024 (incorporated by reference to Exhibit 3.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on December 12, 2024)

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAGAYA TECHNOLOGIES LTD.

Date: May 7, 2026	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: May 7, 2026	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer