Form 10-K/A
period 2025-12-31
Pagaya Technologies Ltd.
filed 2026-06-01
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of May 30, 2026, the registrant had 71,601,146 Class A Ordinary Shares, no par value, outstanding and 11,288,577 Class B Ordinary Shares, no par value, outstanding, and 2,027,147 Series A Preferred Shares, no par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Amendment (as defined below) are incorporated by reference in Part III.

EXPLANATORY NOTE

Pagaya Technologies Ltd. (“Pagaya” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Second Amendment”) to amend its Annual Report on Form 10-K initially filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Original Report”) and as previously amended on April 30, 2026 (the “First Amendment”). This Second Amendment is being filed for the primary purpose of updating Note 19 (Segments and Geographical Information) to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K (the “Consolidated Financial Statements”) in order to provide more detailed information, consistent with prior filings, about the geographic distribution of the Company’s long-term assets. This update does not impact the Company’s financial position for the periods presented and is solely intended to provide more detailed information about these items.

This Second Amendment also amends and updates Note 20 (Subsequent Events) to the Consolidated Financial Statements and the Form 10-K cover page (primarily to update the number of Ordinary Shares outstanding to May 30, 2026). In accordance with applicable SEC rules, Part IV, Item 15 “Exhibits and Financial Statement Schedules” has also been supplemented to include currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and a currently dated consent of Kost Forer Gabbay & Kasierer, the Company’s independent registered public accountants. In addition, this Second Amendment includes an updated opinion of Kost Forer Gabbay & Kasierer with respect to the Consolidated Financial Statements, to update the date of its opinion solely with respect to Notes 19 and 20 thereto.

For the convenience of the reader, this Second Amendment sets forth the information in the Annual Report on Form 10-K in its entirety, other than the information in Part III incorporated by reference to the First Amendment, as such information is amended, updated, or supplemented as described above.

Except as described above, this Second Amendment does not amend, update or change any other items or disclosures in the Original Report or the First Amendment and does not purport to reflect any information or events subsequent to the filing of the Original Report or the First Amendment, with respect to the information respectively contained therein. As such, except as described above, this Second Amendment speaks only as of the dates the Original Report and First Amendment were filed, with respect to the information respectively contained therein, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report or the First Amendment to give effect to any subsequent events.

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

Other Information

The other information called for by this item is hereby incorporated herein by reference to Part III, Item 10 “Directors, Executive Officers and Corporate Governance” of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2026.

Item 11. Executive Compensation

The information called for by this item is hereby incorporated herein by reference to Part III, Item 11 “Executive Compensation” of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated herein by reference to Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2026.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information called for by this item is hereby incorporated herein by reference to Part III, Item 13 “Certain Relationships and Related Transactions and Director Independence” of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2026.

Item 14. Principal Accountant Fees and Services

The information called for by this item is hereby incorporated herein by reference to Part III, Item 14 “Principal Accountant Fees and Services” of the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2026.

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

10.14†	Form of Restricted Stock Unit Award Agreement under the Pagaya Technologies Ltd. 2022 Share Incentive Plan
10.15†	Form of Restricted Stock Unit Award Agreement under the Pagaya Technologies Ltd. 2022 Share Incentive Plan and Sub-Plan for Israeli Participants
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

23.2*	Consent of Kost Forer Gabbay & Kasierer, a member firm of EY Global, independent registered accounting firm for Pagaya Technologies Ltd.
24.1	Power of Attorney (included on the signature page of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)
31.1
Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

31.2
Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Pagaya Technologies Ltd. Annual Report on Form 10-K filed with the SEC on March 2, 2026)

31.3
Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 of Pagaya Technologies Ltd. Annual Report on Form 10-K/A filed with the SEC on April 30, 2026)

31.4
Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 of Pagaya Technologies Ltd. Annual Report on Form 10-K/A filed with the SEC on April 30, 2026)

31.5*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.6*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
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

32.3*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.4*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
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

PAGAYA TECHNOLOGIES LTD.

Date: June 1, 2026	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: June 1, 2026	By:	/s/ Evangelos Perros
	Name:	Evangelos Perros
	Title:	Chief Financial Officer

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
Tel-Aviv, Israel
March 2, 2026

except for the presentation of long-term assets as described in Note 19B. and subsequent events as described in Note 20, as to which the date is June 1, 2026

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

B. Long-Term Assets

The Company’s long-term assets, excluding intangible assets, are primarily based in the United States with 95% and 92% of total as of December 31, 2025 and 2024, respectively. The following tables provide long-term assets, including long-lived assets of right-of-use and property and equipment, net, yet excluding intangible assets, by geographic area (in thousands):

	December 31, 2025
	United States	Israel
Right-of-use assets	$5,415	$25,163
Property and equipment, net	4,717	25,504
Other long-term assets, excluding intangible assets	1,028,371	7,303
Total long-term assets, excluding intangible assets	$1,038,503	$57,970
% of total	95%	5%

	December 31, 2024
	United States	Israel
Right-of-use assets	$8,389	$28,487
Property and equipment, net	4,957	33,017
Other long-term assets, excluding intangible assets	819,415	9,445
Total long-term assets, excluding intangible assets	$832,761	$70,949
% of total	92%	8%

NOTE 20 - SUBSEQUENT EVENTS

2030 Notes Repurchase

During the first quarter of 2026, the Company repurchased $7.4 million of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount. The Company paid total consideration of $6.5 million, excluding accrued interest, resulting in a $0.8 million gain on extinguishment of debt.

During the second quarter of 2026, the Company repurchased $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount. The Company paid total consideration of $3.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt.

These gains are net of the written-off carrying value, which included associated pro rata unamortized debt issuance cost. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $481.9 million.

Revolving Credit Facility Repayment

During the first quarter of 2026, the Company drew down $114.7 million under its revolving credit facility, which was repaid in full during the second quarter of 2026. There were no penalties associated with the extinguishment of the revolving credit facility balance.

Proceeds from Secured Borrowings

During the second quarter of 2026, the Company received $65.0 million in proceeds from secured borrowings under its existing repurchase agreements.