Form 10-Q
period 2026-06-30
Pagaya Technologies Ltd.
filed 2026-07-30
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 29, 2026, the registrant had 72,137,266 Class A Ordinary Shares, no par value, outstanding; 11,288,577 Class B Ordinary Shares, no par value, outstanding; and 2,027,147 Series A Preferred Shares, no par value, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements include, without limitation, statements regarding: our expectations concerning the outlook for our business; our product suite; developing and scaling new asset types, products, and services; expanding our current Partner relationships; adding new Partners; increasing Network Volume; leveraging our data and AI capabilities; outperforming the broader market; improving our cost of capital; diversifying our funding network; delivering assets to meet our investors’ expectations; the impact of economic cycles on our financial performance and related metrics; evaluating operational and safety protocols; the importance of generating Network Volume, which is a key operating metric; making strategic investments to support our business plans, including in technology, data, and product development; pursuing diversified sources of financing; the sufficiency of our liquidity and capital resources to support our business operations; the Company’s capital efficiency strategies; and monitoring and upgrading our internal controls.

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
ii

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
•changes in tax laws and the outcome of potential tax audits; and
•the other matters described in “Risk Factors” in our 2025 Annual Report on Form 10-K (defined below).

We caution you not to rely on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs except to the extent required by law. In the event that any forward-looking statement is updated, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements except to the extent required by law. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements, including discussions of significant risk factors, may appear in our public filings with the SEC, which are or will be (as appropriate) accessible at www.sec.gov, and which you are advised to consult.

Market, ranking and industry data used throughout this Quarterly Report on Form 10-Q, including statements regarding market size and technology adoption rates, is based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications and other third-party research and publicly available information. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 2, 2026, and amended on April 30, 2026 and June 1, 2026 (collectively, the “2025 Annual Report on Form 10-K”), and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

iii

PART I - Financial Information
Item 1. Financial Statements
PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$249,257	$235,329
Restricted cash and cash equivalents	55,166	53,020
Fee receivables (1)	190,470	153,250
Investments in loans and securities at fair value	1,040,118	945,269
Equity method and other investments	11,303	13,518
Right-of-use assets	27,324	30,578
Property, equipment and software, net	32,657	30,221
Goodwill	22,903	22,903
Intangible assets, net	4,801	7,661
Other assets (1)	59,108	54,165
Total Assets	$1,693,107	$1,545,914
Liabilities and Equity
Liabilities:
Accounts payable	$4,053	$3,931
Accrued expenses and other liabilities	80,136	74,635
Operating lease liabilities	32,413	34,212
Income taxes payable and other tax liabilities	21,913	18,687
Warrant liability	775	4,723
Secured borrowing	252,995	193,892
Exchangeable notes	150,070	148,782
Long-term debt	471,866	481,598
Total Liabilities	1,014,221	960,460
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 2,027,147 shares issued and outstanding as of both June 30, 2026 and December 31, 2025; aggregate liquidation preference of $60,814 as of both June 30, 2026 and December 31, 2025.	30,103	30,103
Shareholders' equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 72,046,950 and 70,747,357 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 11,288,577 shares issued and outstanding as of both June 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	1,408,832	1,390,990
Accumulated other comprehensive loss	(21,992)	(48,319)
Accumulated deficit	(792,687)	(862,654)
Total Pagaya Technologies Ltd. shareholders’ equity	594,153	480,017
Noncontrolling interests	54,630	75,334
Total Equity	648,783	555,351
Total Liabilities, Redeemable Convertible Preferred Shares, and Equity	$1,693,107	$1,545,914
(1) Includes related-party fee receivables from ABS securitization trusts and investment funds totaling $124.3 million and $106.9 million and other related-party assets from ABS securitization trusts and investment funds of $46.9 million and $42.6 million, as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 11, “Transactions with Related Parties,” for additional information regarding related-party transactions with ABS securitization trusts and investment funds.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue from fees (1)	$365,639	$317,714	$664,630	$600,418
Other Income
Interest income	22,205	10,739	39,871	18,415
Investment (loss) income, net	(802)	(2,055)	485	(2,446)
Total Revenue and Other Income	387,042	326,398	704,986	616,387
Production costs	218,715	191,465	396,276	358,548
Technology, data and product development	17,348	18,455	33,288	37,899
Sales and marketing	10,087	19,660	21,219	29,254
General and administrative	35,093	40,349	68,399	86,532
Total Costs and Operating Expenses	281,243	269,929	519,182	512,233
Operating Income	105,799	56,469	185,804	104,154
Gains and (losses) on investments in loans and securities (2)	(42,318)	(14,251)	(80,314)	(43,275)
Other expenses, net (2)	(22,972)	(20,181)	(38,438)	(38,890)
Gains and (losses) from extinguishment of debt (2)	737	(496)	1,504	(496)
Income Before Income Taxes	41,246	21,541	68,556	21,493
Income tax (benefit) expense	(1,088)	4,978	2,061	2,438
Net Income Including Noncontrolling Interests	42,334	16,563	66,495	19,055
Less: Net loss attributable to noncontrolling interests	(2,939)	(92)	(3,472)	(5,493)
Net Income Attributable to Pagaya Technologies Ltd.	$45,273	$16,655	$69,967	$24,548

Earnings per share attributable to Pagaya Technologies Ltd.’s ordinary shareholders (Note 12):
Basic	$0.53	$0.20	$0.82	$0.30
Diluted	$0.49	$0.20	$0.77	$0.29
Weighted average shares outstanding:
Basic	83,184,935	76,873,529	82,926,257	76,347,801
Diluted	97,247,579	79,667,635	96,963,421	78,301,110
(1) Includes related-party revenues from ABS securitization trusts and investment funds totaling $231.4 million and $146.6 million for the three months ended June 30, 2026 and 2025, and $390.3 million and $314.5 million for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 11, “Transactions with Related Parties,” for additional information regarding related-party transactions with ABS securitization trusts and investment funds.
(2) Prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income Including Noncontrolling Interests	$42,334	$16,563	$66,495	$19,055
Other Comprehensive Income:
Unrealized non-credit related adjustments to investment securities	10,098	(5,708)	27,309	(21,492)
Comprehensive Income (Loss) Including Noncontrolling Interests	52,432	10,855	93,804	(2,437)
Less: Comprehensive loss attributable to noncontrolling interests	(3,125)	(105)	(2,490)	(5,408)
Comprehensive Income Attributable to Pagaya Technologies Ltd.	$55,557	$10,960	$96,294	$2,971

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Equity

	Shares	Amount	Shares	Amount
Balance – March 31, 2026	2,027,147	$30,103	82,775,444	$—	$1,399,545	$(32,276)	$(837,960)	$529,309	$69,843	$599,152
Issuance of ordinary shares upon exercise of share options	—	—	27,047	—	100	—	—	100	—	100
Issuance of ordinary shares upon vesting of RSUs	—	—	533,036	—		—	—	—	—	—
Share-based compensation	—	—	—	—	9,187	—	—	9,187	—	9,187
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(12,088)	(12,088)
Other comprehensive income (loss)	—	—	—	—	—	10,284	—	10,284	(186)	10,098
Net income (loss)	—	—	—	—	—		45,273	45,273	(2,939)	42,334
Balance – June 30, 2026	2,027,147	$30,103	83,335,527	$—	$1,408,832	$(21,992)	$(792,687)	$594,153	$54,630	$648,783

Balance – December 31, 2025	2,027,147	$30,103	82,035,934	$—	$1,390,990	$(48,319)	$(862,654)	$480,017	$75,334	$555,351
Issuance of ordinary shares upon exercise of share options	—	—	44,593	—	217	—	—	217	—	217
Issuance of ordinary shares upon vesting of RSUs	—	—	1,188,186	—	—	—	—	—	—	—
Issuance of ordinary shares upon purchase of shares under employee stock purchase plan	—	—	66,814	—	685	—	—	685	—	685
Share-based compensation	—	—	—	—	16,940	—	—	16,940	—	16,940
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(18,214)	(18,214)
Other comprehensive income	—	—	—	—	—	26,327	—	26,327	982	27,309
Net income (loss)	—	—	—	—	—	—	69,967	69,967	(3,472)	66,495
Balance – June 30, 2026	2,027,147	$30,103	83,335,527	$—	$1,408,832	$(21,992)	$(792,687)	$594,153	$54,630	$648,783

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Equity

	Shares	Amount	Shares	Amount
Balance – March 31, 2025	5,000,000	$74,250	75,430,952	$—	$1,299,010	$(27,370)	$(936,150)	$335,490	$105,313	$440,803
Issuance of ordinary shares upon exercise of share options	—	—	126,638	—	1,118	—	—	1,118	—	1,118
Issuance of ordinary shares upon vesting of RSUs	—	—	604,379	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	19,184	—	—	19,184	—	19,184
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(3,981)	(3,981)
Other comprehensive income (loss)	—	—	—	—	—	(5,695)	—	(5,695)	(13)	(5,708)
Net income (loss)	—	—	—	—	—	—	16,655	16,655	(92)	16,563
Balance – June 30, 2025	5,000,000	$74,250	76,161,969	$—	$1,319,312	$(33,065)	$(919,495)	$366,752	$101,227	$467,979

Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of share options	—	—	507,909	—	3,385	—	—	3,385	—	3,385
Issuance of ordinary shares upon vesting of RSUs	—	—	1,718,202	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	55,876		592			592	—	592
Share-based compensation	—	—	—	—	33,313	—	—	33,313	—	33,313
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Other comprehensive income (loss)	—	—	—	—	—	(21,577)	—	(21,577)	85	(21,492)
Net income (loss)	—	—	—	—	—	—	24,548	24,548	(5,493)	19,055
Balance – June 30, 2025	5,000,000	$74,250	76,161,969	$—	$1,319,312	$(33,065)	$(919,495)	$366,752	$101,227	$467,979

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income including noncontrolling interests	$66,495	$19,055
Adjustments to reconcile net income to net cash used in operating activities:
Equity method and other investments (income) loss	(485)	2,446
Depreciation and amortization	7,777	15,315
Share-based compensation	15,765	31,400
Fair value adjustment to warrant liability	(3,948)	1,578
(Gains) and losses on investments in loans and securities (1)	80,314	45,915
Amortization of deferred costs (1)	11,619	5,347
(Gains) and losses from extinguishment of debt (1)	(1,504)	496
Write-off of capitalized software and other assets (1)	7,447	1,924
Losses on foreign exchange	157	1,311
Change in operating assets and liabilities:
Fee receivables (1)	(41,076)	(22,356)
Accrued interest on investments	(25,194)	(15,246)
Right-of-use assets	3,254	3,035
Other assets (1)	(8,245)	7,928
Accounts payable	770	2,108
Accrued expenses and other liabilities	5,210	(5,842)
Operating lease liability	(3,739)	(3,001)
Income taxes	3,270	364
Net cash provided by operating activities	117,887	91,777
Cash flows from investing activities
Proceeds from the maturity and prepayment of investments in loans and securities (1)	345,703	97,963
Proceeds from the sales of investments in loans and securities (1)	19,394	31,387
Proceeds from equity method and other investments	2,700	—
Acquisition of Theorem Technology, Inc., net of cash acquired	—	159
Purchases of investments in loans and securities	(496,019)	(274,125)
Purchases of property, equipment and software	(6,625)	(7,576)
Net cash used in investing activities	(134,847)	(152,192)
Cash flows from financing activities
Proceeds from secured borrowing	185,230	244,894
Proceeds from revolving credit facility	114,700	—
Proceeds from exercise of stock options, warrants and contributions to ESPP	902	3,977
Distributions made to noncontrolling interests	(18,213)	(8,420)
Payments made to revolving credit facility	(114,700)	—
Payments made to secured borrowing	(127,489)	(156,924)
Payments made to long-term debt	(9,461)	(8,875)
Net cash provided by financing activities	30,969	74,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	2,065	1,279
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	16,074	15,516
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	288,349	226,518
Cash and cash equivalents, and restricted cash and cash equivalents, end of period	$304,423	$242,034
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents within the unaudited condensed consolidated balance sheet to the amounts shown in the statements of cash flow above:

Cash and cash equivalents	$249,257	$182,986
Restricted cash and cash equivalents	55,166	59,048
Total cash and cash equivalents, and restricted cash and cash equivalents	$304,423	$242,034

(1) Prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1 - BUSINESS DESCRIPTION

Pagaya Technologies Ltd. and its consolidated subsidiaries (together “we” “our” “Pagaya” or the “Company”) is a technology company that deploys sophisticated data science and proprietary AI technology to drive better results for financial services and other service providers, their customers, and asset investors. Service providers integrated with Pagaya’s network, which are referred to as “Partners,” range from high-growth financial technology companies to incumbent banks and financial institutions and auto finance providers. Partners have access to Pagaya’s network in order to assist with extending financial products to their customers, in turn helping those customers fulfill their financial needs and dreams. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by (i) investment funds managed or advised by Pagaya or one of its affiliates, (ii) asset backed securitization (“ABS”) vehicles sponsored or administered by Pagaya or one of its affiliates, (iii) special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements and (iv) other similar vehicles (“Financing Vehicles”).

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

The accompanying unaudited condensed consolidated financial statements were derived from the audited consolidated financial statements, but do not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed on March 2, 2026, and as amended on April 30, 2026 and June 1, 2026 (collectively, the “2025 Annual Report on Form 10-K”).

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, the Company’s consolidated results of operations and equity for the three and six months ended June 30, 2026 and 2025, and the Company’s cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

Significant Accounting Estimates

During the first quarter of 2026, the Company completed an assessment of the useful life of its internally-developed software and adjusted the estimated useful life from an average of two years to an average of three years, effective on January 1, 2026. Refer to the Company’s accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” in the 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about certain expense captions presented in the consolidated statements of income as well as disclosure about selling expense. The effective date for this update was amended by ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” and is now effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements or related disclosures.

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326).” The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements or related disclosures.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduced two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements or related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements or related disclosures.

NOTE 3 - REVENUE

Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of assets that comprise Network Volume. The Company utilizes multiple funding channels to enable the purchase of network assets from Partners, such as asset backed securitizations, and forward flow arrangements. Capital markets execution fees are earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions, while contract fees are administration and management fees, performance fees, and servicing fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $318.4 million and $285.9 million for the three months ended June 30, 2026 and 2025, respectively, and $585.4 million and $539.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to a customer. When the Company determines that an incentive is consideration payable to a customer, which is not in exchange for distinct goods or services, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the unaudited condensed consolidated statements of income as Production Costs.

Contract Fees

Contract fees include administration and management fees, performances fees, and servicing fees. Contract fees totaled $47.2 million and $31.8 million for the three months ended June 30, 2026 and 2025, respectively, and $79.3 million and $61.1 million for the six months ended June 30, 2026 and 2025, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur; to date, adjustments to these estimates have not resulted in a significant reversal of previously recognized revenue.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. The Company recognizes these fees only to the extent that it is probable that a significant reversal of cumulative revenue will not occur. The Company initially estimates these fees based on a variety of factors including market conditions and expected loan performance. In the subsequent periods, the Company measures actual performance and adjusts our recognized revenue accordingly. Because of these adjustments, the Company may recognize additional revenue or reverse previously recognized revenue related to performance obligations satisfied in prior years. During the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.3 million, respectively, in performance fee revenue related to performance obligations satisfied in prior years. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.8 million, respectively, in performance fee revenue related to performance obligations satisfied in prior years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Services transferred at a point in time	$341,129	$298,604	$611,159	$561,722
Services transferred over time	24,510	19,110	53,471	38,696
Total revenue from fees	$365,639	$317,714	$664,630	$600,418
The timing of the revenue recognition may differ from the timing of payment from customers. A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. A right that is unconditional (only the passage of time until payment remains) is presented as a receivable, not a contract asset. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. As of June 30, 2026 and December 31, 2025, contract assets from contracts with customers were $12.4 million and $13.0 million, respectively, which are included in other assets on the unaudited condensed consolidated balance sheets. Contract liabilities were $3.6 million and $8.0 million as of June 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets.

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

Significant customers are those which represent 10% or more of the Company’s total fee revenue for each respective period presented. Two ABS securitization trusts (which are related parties), represented greater than 10% of total fee revenue and totaled approximately 29% for three months ended June 30, 2026. No customer represented more than 10% of the Company’s total fee revenue for the six months ended June 30, 2026. Two customers, including one ABS securitization trust (which is a related party), individually represented greater than 10% of total fee revenue and collectively totaled approximately 23% for the three months ended June 30, 2025. No customer represented more than 10% of the Company’s total fee revenue for the six months ended June 30, 2025. Refer to Note 11, “Transactions with Related Parties,” for additional information regarding related party transactions.

NOTE 4 - INVESTMENTS

As of June 30, 2026 and December 31, 2025, our investments in loans and securities portfolio consisted of (i) Investments in Securities Available for Sale (“AFS securities”) under ASC 325-40 held at fair value with credit related changes recorded in earnings and non-credit related changes recorded in other comprehensive income; and (ii) investments in loans and securities held at fair value under the fair value option, with changes in fair value recorded in earnings. Below is a disaggregated presentation of our investments in loans and securities, including fair value adjustments, accrued interest income, and net of the allowance for credit losses, as applicable (in thousands):

	Carrying Value
	June 30, 2026	December 31, 2025
Investments in securities, available for sale
Securitization notes, available for sale	$494,087	$395,717
Securitization certificates, available for sale	476,991	471,661
Total	971,078	867,378
Investments in loans and securities, under the fair value option
Securitization notes	10,420	12,473
Securitization certificates	46,780	60,840
Loans	11,840	4,578
Total	69,040	77,891
Total investments in loans and securities (1)	$1,040,118	$945,269
(1) $542.1 million and $504.3 million were held by the Company for regulatory risk retention purposes as of June 30, 2026 and December 31, 2025, respectively.

Investments in Securities, Available for Sale

The Company has determined that it is the primary beneficiary of certain VIEs that were established to purchase its investments in Pagaya sponsored ABS notes and certificates. The portion of these consolidated VIEs that the Company does not own is accounted for as a noncontrolling interest in the consolidated financial statements. Refer to Note 5, “Consolidation and Variable Interest Entities,” for additional information.

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	As of June 30, 2026
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
Securitization notes	$486,235	$8,064	$(212)	$—	$494,087
Securitization certificates	771,613	22,585	(3,514)	(313,693)	476,991
Total	$1,257,848	$30,649	$(3,726)	$(313,693)	$971,078

	As of December 31, 2025
Investments in securities, available for sale(2):	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
Securitization notes	$395,216	$970	$(469)	$—	$395,717
Securitization certificates	874,170	6,489	(23,120)	(385,878)	471,661
Total	$1,269,386	$7,459	$(23,589)	$(385,878)	$867,378
(1) The difference between accumulated other comprehensive income (“AOCI”) and gross unrealized gains and losses represents capitalized transaction costs which have been reclassified to OCI and are amortized to interest income over the average life of the investments.
(2) Includes accrued interest receivables of $41.1 million and $25.8 million as of June 30, 2026 and December 31, 2025, respectively.
The following tables set forth the fair value and gross unrealized losses on investments in AFS securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of June 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$15,254	$(108)	$4,123	$(104)	$19,377	$(212)

	As of December 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$36,797	$(442)	$5,504	$(27)	$42,301	$(469)

The following tables set forth the amortized cost and fair value of investments in AFS securities by contractual maturities, as of the date indicated (in thousands):

	As of June 30, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale (1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$9,366	$9,468	$476,869	$484,619	$486,235	$494,087
Securitization certificates	54,839	17,366	716,774	459,625	771,613	476,991
Total	$64,205	$26,834	$1,193,643	$944,244	$1,257,848	$971,078

	As of December 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale (1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$15,279	$15,602	$379,938	$380,115	$395,217	$395,717
Securitization certificates	42,698	13,495	831,471	458,166	874,169	471,661
Total	$57,977	$29,097	$1,211,409	$838,281	$1,269,386	$867,378
(1) Based on expected maturity date cash flows.

The following table sets forth gross proceeds and related investment gains and losses, as well as the allowance for credit losses of AFS securities, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investments in securities, available for sale:
Proceeds from sales/maturities/prepayments	$144,628	$70,539	$328,393	$128,418
Gross investment gains from sales/maturities/prepayments	$(45,266)	$(2,796)	$(123,202)	$(8,690)
Gross investment losses from sales/maturities/prepayments	$60,553	$—	$146,257	$—
Reductions (additions) to allowance for credit losses	$22,448	$(28,460)	$72,185	$14,972

The following table sets forth the activity in the allowance for credit losses for investments in AFS securitization certificates, as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in securitization certificates, available for sale:	2026	2025	2026	2025
Balance, beginning of period	$(336,141)	$(462,436)	$(385,878)	$(508,741)
Additions to allowance for credit losses on securities without a previous allowance	(8,255)	(22,594)	(8,957)	(46,120)
Reductions from sales/maturities/prepayments	40,269	—	134,387	78,323
Additions to allowance for credit losses on securities with a previous allowance, net of reductions	(9,566)	(5,866)	(53,245)	(14,358)
Balance, end of period	$(313,693)	$(490,896)	$(313,693)	$(490,896)

Refer to Note 7, “Fair Value Measurement,” for additional information regarding the allowance for credit losses for investments.

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

The following table presents activities of investments in loans and securities for which we elected the fair value option (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in loans and securities under the fair value option	2026	2025	2026	2025
Balance, beginning of period	$80,105	$—	$77,891	$—
Purchases	7,766	21,026	16,047	21,026
Principal and interest payments	(33,235)	—	(55,405)	—
Gain on sale of investments in loans and securities	3,191	—	13,560	—
Accrued interest	2,245	—	4,844	—
Non-cash transactions	1,556	—	(94)	—
Change in fair value	7,412	11,862	12,197	11,862
Balance, end of period	$69,040	$32,888	$69,040	$32,888

Refer to Note 7, “Fair Value Measurement,” regarding the discounted cash methodology and the assumptions used for investments in loans and securities for which we elected the fair value option.

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within equity method and other investments in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	Carrying Value
	June 30, 2026	December 31, 2025
Investments in Pagaya SmartResi F1 Fund, LP (1)	$7,305	$8,324
Other (2)	3,998	5,194
Total (3)	$11,303	$13,518

(1) The Company owns approximately 5.4% and is the general partner of Pagaya SmartResi F1 Fund LP.
(2) Represents the Company’s proprietary investments.
(3) Income (loss) from these investments is included in investment (loss) income, net in the unaudited condensed consolidated statements of income.

NOTE 5 - CONSOLIDATION AND VARIABLE INTEREST ENTITIES
The Company has variable interests in asset-backed securitization vehicles that it sponsors. The Company consolidates VIEs when it is deemed to be the primary beneficiary. In order to be primary beneficiary, the Company must have a controlling financial interest in the VIE. This is determined by evaluating if the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant.
Consolidated VIEs
As of June 30, 2026 and December 31, 2025, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (collectively, the “Risk Retention Entities”). These entities were established by Pagaya to purchase investments in ABS notes and certificates issued by Pagaya-sponsored ABS entities. Pagaya owns a 20% interest in these entities, and the remaining 80% ownership shares are held by affiliate entities. As these entities are consolidated, we present 100% of the assets and liabilities on our consolidated balance sheets. The 80% ownership interest not owned by the Company in each of these consolidated VIEs is accounted for as a noncontrolling interest on the consolidated balance sheets. Any income or loss associated with the consolidated VIEs’ activities is reported within the corresponding line items of the consolidated statements of income, with the results of the 80% ownership interest not owned by the Company presented as net income (loss) attributable to noncontrolling interests.

As the sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., the Risk Retention Entities) (in thousands):

	Assets(1)	Liabilities	Net Assets
As of June 30, 2026	$67,582	$—	$67,582
As of December 31, 2025	$93,404	$—	$93,404
(1) Assets comprised of securitization notes and residual certificates to comply with risk retention requirements.

Unconsolidated VIEs
The Company determined that it is not the primary beneficiary of the trusts which hold the loans and issue securities associated with the securitization transactions the Company sponsors. These trusts include Pagaya AI Debt Trust (PAID) for personal loans, Research-Driven Pagaya Motor Asset Trust (RPM) for auto loans and Pagaya Point of Sale Holdings Trust (POSH) for point-of-sale loans. The Company does not have the power to direct or control the activities that most significantly affect the performance of the trusts, which were determined to be servicing loans in the ABS securitization trusts. Once the loans are purchased by the ABS securitization trusts, only the third-party loan servicers have direct engagement with the underlying borrowers and are responsible for loan collections, prepayments, disputes, modifications and settlements which are the activities that most significantly impact the VIEs’ economic performance.
The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote, such as where the value of securitization notes and residual certificates the Company holds to comply with risk retention requirements declines to zero.
Below is a summary of the Company’s direct interest in (i.e., not held through the Risk Retention Entities) variable interests in nonconsolidated VIEs (in thousands):

	Carrying Amount	Maximum Exposure to Loss	VIE Assets
As of June 30, 2026	$972,818	$972,818	$13,383,053
As of December 31, 2025	$847,290	$847,290	$13,070,284

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion, subject to contractual requirements and limitations. Refer to Note 11, “Transactions with Related Parties,” for additional information.

NOTE 6 - BORROWINGS
The following table sets forth the Company’s outstanding borrowings as of the date indicated (in thousands):

	June 30, 2026	December 31, 2025
Secured borrowing	$252,995	$193,892
Exchangeable notes	150,070	148,782
Long-term debt	471,866	481,598

The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

Secured Borrowing

Secured borrowings are comprised of borrowings under risk retention master repurchase agreements and the Company’s receivable facilities. Interest expenses related to secured borrowings was $3.8 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively, and $7.2 million and $12.1 million for the six months ended June 30, 2026 and 2025, respectively.

Risk Retention Master Repurchase

In the normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s risk retention balance in securitization notes and residual certificates retained from securitization transactions. Under these agreements, the Company sells its investment securities with an obligation to repurchase them in the future. These agreements generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. As these agreements contain repurchase obligations, they are accounted for as secured borrowings with the sold investment retained on the unaudited condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the repurchase agreements was $160.8 million and $107.8 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets, with a weighted average interest rate of approximately 9% percent and 10% percent, respectively. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both June 30, 2026 and December 31, 2025.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with a certain lender. This agreement established a 24-month Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. In March 2026, the maximum principal amount under the CIA Facility was increased to $30 million.

Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million, to finance certain eligible fee receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of June 30, 2026 and December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $93.5 million and $87.0 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets.

Exchangeable Notes

On October 1, 2024, the Company, through a wholly owned subsidiary of the Company, issued $160 million aggregate principal amount of its 6.125% Exchangeable Notes due 2029 (the “2029 Notes”). The issuance was in connection with a purchase agreement dated September 26, 2024, with certain initial purchasers. The 2029 Notes bear interest at a rate of 6.125% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2025. The 2029 Notes will mature on October 1, 2029, unless they are repurchased, redeemed or exchanged prior to that date.

During the first quarter of 2026, the Sales Price Contingent Exchange Condition was met as the closing sale price of the Company’s Class A Ordinary Shares exceeded $18.19 (130% of the exchange price, $13.99) for the required period and, as a result, noteholders were entitled to exchange their 2029 Notes during the second quarter of 2026. During the second quarter of 2026, the Sales Price Contingent Exchange Condition was not met and, as a result, noteholders are not entitled to exchange their 2029 Notes during the third quarter of 2026. As of June 30, 2026, no holders had elected to exchange their 2029 Notes.

The Company accounted for the issuance of the 2029 Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the 2029 Notes were not issued at a substantial premium. Debt issuance costs consisting of underwriting fees and third-party offering costs, totaled $6.2 million. Original Issue Discount (“OID”) totaled $8.0 million. Both issuance costs and OID are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes. The Company recorded interest expense of $3.1 million and $6.2 million for the three and six months ended June 30, 2026, respectively, compared to $3.1 million and $6.1 million for the three and six months ended June 30, 2025, respectively. Interest expense included amortization of debt issuance costs of $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively. The effective interest rate of the 2029 Notes is 8.5%.

Long-Term Debt

Senior Notes

On July 28, 2025, the Company, through Pagaya US Holding Company LLC (“Pagaya US”), a wholly-owned subsidiary of the Company, completed the issuance of $500 million aggregate principal amount of Senior Unsecured Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 8.875% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2030 Notes will mature on August 1, 2030, unless earlier repurchased or redeemed.

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

The following table details the 2030 Notes as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Principal amount	$481,865	$493,085
Less: Unamortized issuance costs	(9,999)	(11,487)
Carrying amount	$471,866	$481,598

The Company recorded interest expense of $11.4 million and $22.6 million, including $0.6 million and $1.2 million of amortization of debt issuance costs, for the three and six months ended June 30, 2026, respectively.

In February 2026, the Company repurchased $7.4 million of the outstanding 2030 Notes at a price equal to 87.3% of the principal amount. The Company paid total consideration of $6.5 million, excluding accrued interest, resulting in a $0.8 million gain on extinguishment of debt. This gain is net of the unamortized issuance costs and is recognized within gains and (losses) from extinguishment of debt on the unaudited condensed consolidated statements of income.

In May 2026, the Company repurchased $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount. The Company paid total consideration of $3.0 million, excluding accrued interest, resulting in a $0.7 million gain on extinguishment of debt. This gain is net of the unamortized issuance costs and is recognized within gains and (losses) from extinguishment of debt on the unaudited condensed consolidated statements of income.

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced its revolving credit facility by way of terminating its prior credit agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions.

As of June 30, 2026, the Company had no borrowings outstanding, following the full repayment of the outstanding balance during the second quarter of 2026, with $17.0 million in letters of credit issued. As a result, $115.0 million of borrowing capacity remained available under the 2025 Revolving Credit Facility as of June 30, 2026.

As of December 31, 2025, the Company had no borrowings outstanding, with $16.1 million in letters of credit issued. As a result, $115.9 million of borrowing capacity remained available under the 2025 Revolving Credit Facility as of December 31, 2025.

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

The Company determines the fair value of its financial instruments and conducts an ongoing assessment of the techniques used to ensure their appropriateness, consistent application and the reasonableness of the assumptions. In determining the fair value of each investment security and loan, the Company reviews performance characteristics of the underlying loan pool including origination vintage, borrower credit quality, and macroeconomic environment, among other factors. The Company determines the fair value for each investment security and loan by then estimating significant assumptions including discount rates, cumulative net loss rates, expected prepayment rates and consideration of any optional redemption features which are reviewed and approved by management.

The Company also engages a third-party valuation service provider to estimate a range of fair values for all significant investments in loans and securities. The Company reviews and validates its significant assumptions with reference to historical performance and expectations of future performance including: discount rate, cumulative net loss rates and prepayment rates. Finally, the Company reviews and validates that the fair value used for financial reporting falls within the range of fair value estimates by the third-party service provider for its significant investment in loans and securities.

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$153,400	$351,107	$504,507
Investments in loans and securities (Certificates)	—	—	523,771	523,771
Investments in loans and securities (Loans)	—	—	11,840	11,840
Liabilities:
Warrant liability	$775	$—	$—	$775
Other liabilities (1)	—	—	21,115	21,115

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$67,715	$340,475	$408,190
Investments in loans and securities (Certificates)	—	—	532,501	532,501
Investments in loans and securities (Loans)	—	—	4,578	4,578
Liabilities:
Warrant liability	$4,723	$—	$—	$4,723
Other liabilities (1)	—	—	13,112	13,112
(1) Included in “accrued expenses and other liabilities” on the unaudited condensed consolidated balance sheets. Refer to Note 9, “Commitment and Contingencies," for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1)

Warrant Liability (Level 1)

The following tables summarize the warrant liability activity for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Balance, beginning of period	$561	$1,992
Change in fair value	214	479
Balance, end of period	$775	$2,471

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$4,723	$893
Change in fair value	(3,948)	1,578
Balance, end of period	$775	$2,471
Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities (Level 3)

As of June 30, 2026, investments in loans and securities categorized as Level 3 investments include loans and securities under the fair value option and securities classified as available for sale which are measured at fair value on a recurring basis. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets.

AFS securities under ASC 325-40 are held at fair value. Credit related changes in fair value are recognized in earnings, while non-credit related changes are recorded in other comprehensive income. Separately, investments in loans and securities held at fair value under the fair value option are measured at fair value, with all changes in fair value recognized in earnings.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$861,853	$641,617	$877,554	$663,189
Transfer from Level 2	(37,284)	—	(37,284)	—
Additions (1)	210,081	182,259	368,204	248,978
Cash received	(148,922)	(60,706)	(300,906)	(108,016)
Gain on sale of Investments in loans and securities	48,764	2,699	114,678	8,593
Loss on sale of Investments in loans and securities	(60,500)	—	(146,203)	—
Change in accrued interest on investments	20,563	5,659	38,210	8,937
Non-cash transactions	1,556	—	(94)	—
Change in fair value (OCI)	20,831	(5,849)	43,379	(21,795)
Credit-related impairment loss, net of recoveries	(30,224)	(28,944)	(70,820)	(63,151)
Balance, end of period	$886,718	$736,735	$886,718	$736,735
(1) Exclude capitalized transaction costs which have been reclassified to OCI and are amortized to interest income over the average life of the investments.

Significant unobservable inputs used for our Level 3 fair value measurement of the securities are the discount rate, net credit loss rate, prepayment rate and consideration of any optional redemption features in our investment securities. The discount rate reflects management’s estimate of the market-required return for similar financial instruments, to convert estimated future cash flows to a present value. The net credit loss rate is management’s estimate of potential loan losses, net of recoveries, from borrower defaults. The prepayment rate estimate is the proportion of principal received in advance of the contractual terms of the loan, which can impact the future interest cash flows of the investments and the investments expected duration. Because these inputs represent increased risk or accelerated capital return, they maintain an inverse relationship with valuation. Accordingly, an increase in the discount, credit risk, or prepayment rates, in isolation, would result in a lower fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	8.0%	17.2%	14.6%	5.0%	15.0%	15.0%
Loss rate	5.5%	35.2%	16.2%	4.9%	33.1%	17.0%
Prepayment rate	0.0%	44.0%	13.2%	0.0%	40.0%	14.2%

Credit Support Liabilities (Level 3)

The Company entered into credit support agreements with certain strategic investors, which are accounted for as credit derivative liabilities at fair value under ASC 815, “Derivatives and Hedging.” These agreements, which are not designated as accounting hedges, obligate the Company to make payments to a limited number of investors if credit losses exceed predetermined thresholds, up to a specified maximum exposure. As of June 30, 2026 and December 31, 2025, the credit derivative liability amounted to $20.9 million and $12.9 million, which are recorded within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets.

The significant unobservable inputs used to estimate the fair value of the credit derivatives include probability weighted discount rates, which averaged 9.3% and 9.3%, loss rates, which averaged 19.6% and 19.1%, and prepayment rates, which averaged 13.3% and 12.8% as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 9, “Commitment and Contingencies,” for additional information.

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash, fee receivables, accounts payable and other current liabilities approximate their fair value due to the short-term maturities of these instruments.

The below tables contain information about assets that are not measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$304,423	$304,423	$—	$—	$304,423
Fee receivables	190,470	—	82,763	107,707	190,470
Liabilities:
Secured borrowing	$252,995	$—	$—	$254,259	$254,259
Exchangeable notes	150,070	—	253,451	—	253,451
Long-term debt	471,866	—	413,647	—	413,647

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$288,349	$288,349	$—	$—	$288,349
Fee receivables	153,250	—	69,864	83,386	153,250
Liabilities:
Secured borrowing	$193,892	$—	$—	$191,983	$191,983
Exchangeable notes	148,782	—	292,445	—	292,445
Long-term debt	481,598	—	430,616	—	430,616

NOTE 8 - SHARE BASED COMPENSATION

Share Options

Granted share options generally expire at the earlier of termination of employment or ten years from the date of grant. Share options generally vest over four years of the employment commencement date or with 25% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the next three years. Any options, which are forfeited or not exercised before expiration, become available for future grants.

The following table summarizes the Company’s share option activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2025	3,197,713	$6.7	5.7	$45,031
Granted	—	—
Exercised	(44,593)	7.4
Forfeited	(31,042)	23.5
Balance, June 30, 2026	3,122,078	$6.6	5.2	$36,349
Vested and exercisable, June 30, 2026	2,595,276	$4.9	4.6	$34,620

The aggregate intrinsic value of options exercised, and fair value of share options vested for the six months ended June 30, 2026 was $0.4 million and $1.4 million, respectively.

As of June 30, 2026, unrecognized compensation expense related to unvested share options was approximately $3.6 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

Restricted Stock Units (RSUs)

RSUs for new employees generally vest over two years of the employment commencement date with 50% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro-rata basis each quarter over the remaining twelve months. RSUs for existing employees are granted periodically and generally vest quarterly over 2 years. Unvested RSUs are forfeited at termination of employment. Any RSUs that are forfeited become available for future grants.

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	2,150,173	$14.5
Granted	2,421,411	12.1
Vested	(1,188,186)	13.2
Forfeited	(278,782)	13.2
Unvested at June 30, 2026	3,104,616	$13.3

As of June 30, 2026, unrecognized compensation expense related to RSUs was approximately $37.7 million, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

Options to Restricted Shares

Options to restricted shares were granted to certain employees and directors during 2021.

The following table summarizes the Company’s options to restricted shares activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2025	19,884,985	$19.3	5.2	$30,967
Granted	—	—
Exercised	—	—
Forfeited	(1,691)	40.1
Balance, June 30, 2026	19,883,294	$19.3	4.7	$—
Vested and exercisable, June 30, 2026	16,577,977	$19.3	4.7	$—

As of June 30, 2026, unrecognized compensation expense related to options to restricted shares was approximately $4.0 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the six months ended June 30, 2026, 66,814 shares were issued under the ESPP. Compensation expense related to the ESPP was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology, data and product development	$1,061	$1,326	$2,255	$2,423
Sales and marketing	1,584	8,731	3,115	13,511
General and administrative	5,924	8,171	10,395	15,466
Total	$8,569	$18,228	$15,765	$31,400

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets and these matters are not expected to have a material impact on the Company’s interim consolidated financial statements for the three and six months ended June 30, 2026.

Contractual Obligations and Commitments

From time to time, the Company enters into purchase commitments with our third-party cloud computing web services providers. As of June 30, 2026, the total remaining contractual obligations from these purchase commitments are approximately $8.8 million, of which $6.4 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of June 30, 2026, the total remaining contractual obligations are approximately $39.5 million, of which $8.0 million is for the next 12 months.

For additional information regarding outstanding letters of credit issued in the ordinary course of business, refer to Note 6, “Borrowings,” for additional information.

Guarantees and Indemnifications

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

As of June 30, 2026, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. As of June 30, 2026, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $141.3 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of June 30, 2026, $48.1 million has been segregated and recognized within restricted cash and cash equivalents, of which $20.9 million has been accrued within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets in accordance with these contractual requirements.

NOTE 10 - INCOME TAXES

Corporate Income Tax

Ordinary taxable income in Israel is subject to a corporate tax rate of 23%. The Company received approval from the Israeli Tax authorities on November 18, 2021 for Preferred Technological Enterprise (“PTE”) status which was implemented commencing 2020. The Company is currently in the process of obtaining a renewal of its PTE status.

Income from a PTE is generally subject to a 12% tax rate, unless a tax payer is subject to Pillar Two taxation. Following Israel’s adoption of the OECD Pillar Two framework and the introduction of a Qualified Domestic Minimum Top-Up Tax (“QDMTT”) in late 2025, the Company became subject to a minimum corporate tax rate of 15%, partially offset by a refundable R&D tax credit beginning in the first half of 2026.

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

The Company’s income tax expense (benefit) (in thousands) and effective tax rates for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$41,246	$21,541	$68,556	$21,493
Income tax (benefit) expense	(1,088)	4,978	2,061	2,438
Effective tax rate	NM	23%	3%	11%
NM: Not Meaningful

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The difference between the effective tax rate and statutory tax rate in Israel is mainly related to a change in valuation allowances, tax expenses in the United States, and a change in uncertain tax positions. The change in the effective tax rate for the three and six months ended June 30, 2026, compared to the corresponding prior-year periods, was primarily attributable to net operating losses and changes in uncertain tax positions.

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

Tax Assessments

The Company files income tax returns in various jurisdictions with varying statutes of limitation. As of June 30, 2026, the Company has received final tax assessments in Israel through 2020. As of June 30, 2026, the Company is currently subject to tax audits in Israel and federal and state tax audits in U.S. The tax audits are ongoing and to date, no material issues have been raised, and no adjustments have been proposed.

Legislative Updates

On March 31, 2026, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”) was enacted. The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel beginning in the 2026 tax year. Eligible companies may apply the credits against Israeli income taxes or the QDMTT, or alternatively receive a government grant. Refundable tax credits under the R&D Law are not within the scope of ASC 740 and are accounted for using a government‑grant accounting model. The impact of the R&D Law was immaterial to the Company’s interim consolidated financial statements for the three and six months ended June 30, 2026.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company earns revenues and has outstanding receivable balances from the ABS securitization trusts and to a lesser extent investment funds when these entities purchase network assets. Both the ABS securitization trusts and investment funds are primarily funded with capital from third-party investors. The ABS securitization trusts purchase loans originated by our lending partners using our proprietary technology. Despite the fact that the ABS securitization trusts are primarily funded by third-party investors, these vehicles are considered related parties because Pagaya is the sponsor and administrative agent of the trusts. The investment funds invest in ABS securities as well as whole loans originated by our lending partners using our proprietary technology. Despite the fact that the investment funds are primarily funded by third-party investors, Pagaya is the registered investment advisor of the funds.

The Company has not entered into any transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders (commonly referred to as related parties).

As of June 30, 2026, the fee receivables from related parties are $124.3 million, which consist of $110.9 million from the ABS securitization trusts and $13.4 million from investment funds for which the Company is the registered investment advisor. As of December 31, 2025, the fee receivables from related parties are $106.9 million, which consists of $85.9 million from ABS securitization trusts and $21.0 million from investment funds.

As of June 30, 2026 and December 31, 2025, other assets include revolving facilities and other amounts due from related parties of $46.9 million and $42.6 million, respectively, all of which were attributable to the ABS securitization trusts and investment funds.

For the three months ended June 30, 2026, the total revenue from related parties is $231.4 million, which consists of $227.5 million from the ABS securitization trusts and $3.9 million from investment funds. For the six months ended June 30, 2026, the total revenue from related parties is $390.3 million, which consists of $382.0 million from the ABS securitization trusts and $8.3 million from investment funds. For the three months ended June 30, 2025, the total revenue from related parties is $146.6 million, which consists of $137.9 million from the ABS securitization trusts and $8.7 million from investment funds. For the six months ended June 30, 2025, the total revenue from related parties is $314.5 million, which consists of $297.0 million from the ABS securitization trusts and $17.5 million from investment funds.

During the three and six months ended June 30, 2026, the Company purchased approximately $7.8 million and $16.0 million of loan principal from the ABS securitization trusts. These repurchases resulted in a net loss of approximately $3.1 million for both the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company purchased approximately $2.0 million and $5.8 million, respectively, of loan principal from the ABS securitization trusts and included a loss of approximately $1.9 million and $5.4 million, respectively.

NOTE 12 - EARNINGS PER SHARE

The following tables set forth the calculation of basic and diluted earnings per share attributable to ordinary shareholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd.	$45,273	$16,655	$69,967	$24,548
Less: Undistributed earnings allocated to preferred shares	1,077	1,017	1,670	1,509
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$44,196	$15,638	$68,297	$23,039
Denominator:
Weighted average shares used for earnings per ordinary share, basic	83,184,935	76,873,529	82,926,257	76,347,801
Earnings per share attributable to ordinary shareholders, basic	$0.53	$0.20	$0.82	$0.30

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$44,196	$15,638	$68,297	$23,039
Interest expense (add back) from exchangeable notes, net of tax (1)	3,131	—	6,028	—
Net income for diluted EPS	$47,327	$15,638	$74,325	$23,039
Denominator:
Shares used in computation of basic earnings per share	83,184,935	76,873,529	82,926,257	76,347,801
Assumed conversion of shares from exchangeable notes (1)	11,434,704	—	11,434,704	—
Ordinary share warrants	785,284	785,289	785,385	785,062
Share options	1,202,770	705,685	1,313,324	289,132
RSUs	639,886	1,264,668	503,751	852,798
Employee stock purchase plan	—	38,464	—	26,317
Weighted average shares used for earnings per ordinary share, diluted	97,247,579	79,667,635	96,963,421	78,301,110
Earnings per share attributable to ordinary shareholders, diluted	$0.49	$0.20	$0.77	$0.29
(1) The effect of interest expense and assumed conversion from exchangeable notes on the diluted EPS calculation for the three and six months ended June 30, 2025 would have been anti-dilutive and has been removed from the calculation.

EPS for Class B ordinary shares and EPS for preferred shares are not presented separately, as under the two-class method, the EPS for Class A, Class B and preferred shares are the same.

The following potentially dilutive outstanding securities as of June 30, 2026 and 2025 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the periods:

	June 30,
	2026	2025
Share options	836,760	914,710
Options to restricted shares	19,883,294	19,909,511
RSUs	484,281	82,509
Ordinary share warrants	1,229,166	1,229,166
Exchangeable notes	—	11,434,704
Total	22,433,501	33,570,600

NOTE 13 - SUBSEQUENT EVENTS

Receivables Facility Amendment

In July 2026, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into an Amendment to its Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with the lender, which increased the aggregate borrowing commitment from $65 million to $100 million. Pursuant to the amendment, the revolving period end date was extended from June 11, 2027, to July 16, 2028, and the scheduled maturity date was extended from December 11, 2027, to January 16, 2029. All other terms, including the interest rate, remained the same at the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited annual consolidated financial statements as of and for the year ended December 31, 2025, and the related notes included in our Annual Report on Form 10-K filed on March 2, 2026, and as amended on April 30, 2026 and June 1, 2026 (collectively, the “2025 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2025 Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this section “we,” “us,” “our” and “Pagaya” refer to Pagaya Technologies Ltd.

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
We have built, and we are continuing to scale, a leading AI and data network for the benefit of financial services and other service providers, their customers, and investors. Services providers integrated in our network, which we refer to as our ‘‘Partners,’’ range from high-growth financial technology companies to incumbent banks and financial institutions. We believe Partners benefit from our network to extend financial products to their customers, in turn helping those customers fulfill their financial needs. These assets originated by Partners with the assistance of Pagaya’s AI technology are eligible to be acquired by (i) investment funds managed or advised by Pagaya or one of its affiliates, (ii) asset backed securitization (“ABS”) vehicles sponsored or administered by Pagaya or one of its affiliates, (iii) special purpose vehicles established by third-party investors to facilitate the purchase of assets under forward flow agreements and (iv) other similar vehicles (“Financing Vehicles”).
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

Our Economic Model

Pagaya’s revenues are primarily derived from Network Volume. We define Network Volume as the gross dollar value of assets originated by our Partners with the assistance of our artificial intelligence (“AI”) technology1. We generate revenue from network AI fees, contract fees, interest income and investment income. Revenue from fees is comprised of network AI fees and contract fees. Network AI fees can be further broken down into two fee streams, including AI integration fees and capital markets
1 Our proprietary technology uses machine learning models as a subset of artificial intelligence that go through extensive testing, validation, and governance processes before they can be used or modified. The machine learning models are static and do not have the ability to self-correct, self-improve, and/or learn over time. Any change to the models requires human intervention, testing, validation, and governance approvals before a change can be made.

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
Additionally, we earn interest income from our investments in loans and securities, including risk retention holdings and additional investments we may make in our sponsored asset backed securitizations, and from our corporate cash balances. We earn investment income associated with our ownership interests in certain investment fund where Pagaya is the Registered Investment Advisor (“RIA”) and other proprietary investments.

We incur costs when Network Volume is acquired by the Financing Vehicles. These costs, which we refer to as ‘‘Production Costs,’’ compensate our Partners for acquiring and originating assets. Accordingly, the amount and growth of our Production Costs are highly correlated to Network Volume. An important operating metric to evaluate the success of our economic model, therefore, is FRLPC, or Fee Revenue Less Production Costs. FRLPC is a not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See the section below entitled “Reconciliation of Non-GAAP Financial Measures” for a description and reconciliation of this measure to the most directly comparable GAAP measure.

Additionally, we have built what we believe to be a leading data science and AI organization that has enabled us to assist our Partners as they make decisions to extend credit to consumers. Excluding Production Costs, headcount, technology overhead and research and development expenses represent the most significant portion of our expenses.
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

Adoption of Our Network by New Partners
We devote significant time to, and have a team that focuses on, onboarding and managing Partners to our network. We believe that our success in adding new Partners to our network is driven by our distinctive value proposition: driving significant revenue uplift to our Partners at limited incremental cost or credit risk to the Partner. Our success adding new Partners has contributed to our overall Network Volume growth and driven our ability to rapidly scale new asset classes and products.
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes and products, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $4.2 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. For the six months ended June 30, 2026 and 2025, our top 5 investors collectively accounted for approximately 44% and 52%, respectively, of our total funding.

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

Geopolitical instability persists in the Middle East and Eastern Europe. The ongoing conflict between Israel, the U.S., and Iran that erupted in February 2026 has resulted in volatility and disruption of global energy and financial markets, which has increased our cost of capital and may diminish investor appetite for risk assets. Management is actively monitoring the situation for systemic risks and will continue to evaluate our operational protocols as the security landscape evolves. Although these regional dynamics remain a source of uncertainty, to date we have not experienced material impacts on our business from this conflict. Prolonged hostilities or further escalation of this conflict could exacerbate disruptions to the global energy and financial markets, global inflationary pressures, and supply chain challenges, all of which could adversely affect consumer credit demand, investor appetite for risk assets, and our Network Volume.

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
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income, other measures under U.S. GAAP, and certain non-GAAP financial measures (see the section below entitled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Network Volume	$3,535	$2,648	$6,159	$5,048

Network Volume
We believe that Network Volume metric is a helpful indicator for our overall scale and reach, as we generate revenue primarily on the basis of Network Volume. In addition, Network Volume directly influences Fee Revenue Less Production Cost (FRLPC), a key non-GAAP measure we use to assess operational efficiency. While maintaining a focus on profitable growth, which may result in a different targeted volume mix, we believe the growth in Network Volume highlights the scalability of our business, which, in turn, affects our operational leverage and profitability. Network Volume is primarily driven by our relationships with our Partners. We believe Network Volume has benefited from continuous improvements to our proprietary technology, enabling our network to more effectively identify assets for acquisition by the Financing Vehicles, thereby providing additional investment opportunities to investors. As a result, when viewed in combination with financial profitability metrics, the expansion of Network Volume provides insights into the effectiveness of our business strategies and the ability to leverage operational efficiencies across different asset classes. Network Volume is comprised of assets across several asset classes, including personal loans, auto loans, and point-of-sale receivables.
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
Network AI fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. We earn AI integration fees for the creation and delivery of the assets that comprise our Network Volume. Multiple funding channels are used to enable the purchase of network assets from our Partners, such as ABS and forward flow arrangements. Capital markets execution fees are earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions.
Contract fees. Contract fees primarily include administration and management fees, and performance fees. Administration and management fees are contracted upon the establishment of ABS trusts and investment funds. These fees are earned as the ABS trusts purchase loans and as the Company provides services to the ABS trusts and investment funds over their remaining lives. Performance fees are earned if certain Financing Vehicles exceed contractual return hurdles for investors and a significant reversal in the amount of cumulative revenue recognized is not expected to occur.
We also earn interest income from our investments in loans and securities, including risk retention holdings and additional investments we may make in our sponsored asset backed securitizations, and our corporate cash balances. We earn investment income associated with our ownership interests in certain investment funds where we are the RIA and other proprietary investments.
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
Production Costs
Production Costs are primarily comprised of expenses incurred when Network Volume is transferred from Partners into Financing Vehicles, as our Partners are responsible for marketing and customer interaction and facilitating additional application flow. Accordingly, the amount and growth of our Production Costs are highly correlated to Network Volume.

Technology, Data and Product Development

Technology, data and product development expenses primarily comprise costs associated with the maintenance and ongoing development of our network and AI technology, including salaries and personnel-related costs, allocated overhead, and other development-related expenses. Technology, data and product development costs, net of amounts capitalized in accordance with U.S. GAAP, are expensed as incurred. Capitalized internal-use software is amortized on a straight-line method over the estimated useful life, which averages three years. We have invested and believe continued investments in technology, data and product development are important to achieving our strategic objectives.
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
General and Administrative
General and administrative expenses primarily comprise salaries and personnel-related costs for our executives, finance, legal and other administrative functions, insurance costs, professional fees for external legal, accounting and other professional services and allocated overhead costs. General and administrative expenses are expensed as incurred.
Gains and (Losses) on Investments in Loans and Securities
Gains and (losses) on investments in loans and securities primarily reflects changes in fair value that management identifies as credit losses or reversals of previously recognized credit losses, including remeasurements of investments accounted for under the fair value option, and any gain or loss realized upon sale or termination of such instruments. As of the end of each reporting period, management reviews each available for sale security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any recovery (or decline) in fair value which management identifies as a credit loss (or a reversal of previously recognized credit loss) is recognized as gain (or loss) on investments in loans and securities.
Other Expenses, Net
Other expenses, net primarily consists of interest expenses from borrowings, allowance for doubtful accounts, changes in the fair value of warrant liabilities, and other non-recurring items.

Gains and (Losses) from Extinguishment of Debt
Gains and (losses) from extinguishment of debt represents the difference between the reacquisition price and the net carrying amount of any retired debt. These amounts include gains from debt repurchases at a discount and losses related to early payment penalties and the write-off of unamortized deferred issuance costs and original issue discounts. Such amounts are recognized in the unaudited condensed consolidated statements of income upon the settlement of the underlying obligations.
Income Tax (Benefit) Expense
We account for taxes on income in accordance with ASC 740, “Income Taxes” (“ASC 740”). We are eligible for certain tax benefits in Israel as a Preferred Technological Enterprise (“PTE”), where income is generally subject to a 12% tax rate unless subject to Pillar Two taxation. Following Israel’s adoption of the OECD Pillar Two framework and the introduction of a Qualified Domestic Minimum Top-Up Tax (“QDMTT”) in late 2025, we became subject to a minimum corporate tax rate of 15%. Accordingly, as we generate taxable income in Israel, our effective tax rate is expected to be lower than the statutory corporate tax rate for Israeli companies of 23%, but subject to the 15% minimum corporate tax rate. Our taxable income generated in the United States or derived from other sources in Israel which is not eligible for tax benefits will be subject to the regular corporate tax rate in their respective tax jurisdictions.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in the unaudited condensed consolidated statements of income is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net loss of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue from fees	$365,639	$317,714	$664,630	$600,418
Other Income
Interest income	22,205	10,739	39,871	18,415
Investment (loss) income, net	(802)	(2,055)	485	(2,446)
Total Revenue and Other Income	387,042	326,398	704,986	616,387
Production costs	218,715	191,465	396,276	358,548
Technology, data and product development (2)	17,348	18,455	33,288	37,899
Sales and marketing (2)	10,087	19,660	21,219	29,254
General and administrative (2)	35,093	40,349	68,399	86,532
Total Costs and Operating Expenses	281,243	269,929	519,182	512,233
Operating Income	105,799	56,469	185,804	104,154
Gains and (losses) on investments in loans and securities (1)	(42,318)	(14,251)	(80,314)	(43,275)
Other expenses, net (1)	(22,972)	(20,181)	(38,438)	(38,890)
Gains and (losses) from extinguishment of debt (1)	737	(496)	1,504	(496)
Income Before Income Taxes	41,246	21,541	68,556	21,493
Income tax (benefit) expense	(1,088)	4,978	2,061	2,438
Net Income Including Noncontrolling Interests	42,334	16,563	66,495	19,055
Less: Net loss attributable to noncontrolling interests	(2,939)	(92)	(3,472)	(5,493)
Net Income Attributable to Pagaya Technologies Ltd.	$45,273	$16,655	$69,967	$24,548

Earnings per share attributable to Pagaya Technologies Ltd.’s ordinary shareholders:
Basic	$0.53	$0.20	$0.82	$0.30
Diluted	$0.49	$0.20	$0.77	$0.29
Weighted average shares outstanding:
Basic	83,184,935	76,873,529	82,926,257	76,347,801
Diluted	97,247,579	79,667,635	96,963,421	78,301,110

(1) Prior period amounts have been reclassified to conform to the current period’s presentation.
(2) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology, data and product development	$1,061	$1,326	$2,255	$2,423
Sales and marketing	1,584	8,731	3,115	13,511
General and administrative	5,924	8,171	10,395	15,466
Total share-based compensation in operating expenses	$8,569	$18,228	$15,765	$31,400
Comparison of Three Months Ended June 30, 2026 and 2025

Total Revenue and Other Income

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$365,639	$317,714	$47,925	15%
Interest income	22,205	10,739	11,466	107%
Investment (loss) income, net	(802)	(2,055)	1,253	61%
Total Revenue and Other Income	$387,042	$326,398	$60,644	19%
Total revenue and other income, increased by $60.6 million, or 19%, to $387.0 million for the three months ended June 30, 2026, compared to $326.4 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in revenue from fees and interest income.

Revenue from fees for the three months ended June 30, 2026 increased by $47.9 million, or 15%, to $365.6 million, compared to $317.7 million for the three months ended June 30, 2025. The increase was primarily due to a $32.5 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, to $318.4 million for the three months ended June 30, 2026 from $285.9 million for the three months ended June 30, 2025. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as growth in Network Volume, which increased by 33% to $3.5 billion for the three months ended June 30, 2026 from $2.6 billion for the three months ended June 30, 2025. Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $15.5 million to $47.2 million for the three months ended June 30, 2026 from $31.8 million for the three months ended June 30, 2025, reflecting an increase in the assets held by securitization vehicles driven by continued business growth.

Interest income for the three months ended June 30, 2026 increased by $11.5 million, or 107%, to $22.2 million compared to $10.7 million for the three months ended June 30, 2025. The increase in interest income was directly related to our investments in loans and securities, including risk retention holdings and related securities held in our consolidated VIEs, as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Loss Attributable to Noncontrolling Interests.” The increase was primarily the result of a higher average balance in investments in loans and securities, as well as changes in the structure and composition of our asset portfolio toward a greater proportion of cash-yielding senior note tranches of our sponsored securitization transactions.

Investment loss for the three months ended June 30, 2026 decreased by $1.3 million to $0.8 million, compared to $2.1 million for the three months ended June 30, 2025, reflecting a less unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Production costs	$218,715	$191,465
Technology, data and product development	17,348	18,455
Sales and marketing	10,087	19,660
General and administrative	35,093	40,349
Total Costs and Operating Expenses	$281,243	$269,929

Production Costs

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production costs	$218,715	$191,465	$27,250	14%
Production costs for the three months ended June 30, 2026 increased by $27.3 million, or 14%, to $218.7 million, compared to $191.5 million for the three months ended June 30, 2025. The increase was due to growth in Network Volume, which increased by 33% to $3.5 billion for the three months ended June 30, 2026 from $2.6 billion for the three months ended June 30, 2025, attributable to continued business growth as well as shifts in the composition of the asset classes and products comprising our Network Volume.

Technology, Data and Product Development

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$17,348	$18,455	$(1,107)	(6)%

Technology, data and product development costs for the three months ended June 30, 2026 decreased by $1.1 million, or 6%, to $17.3 million, compared to $18.5 million for the three months ended June 30, 2025. The decrease was driven by a $3.3 million decrease in depreciation expenses, net of capitalization (as explained below). The reduction in depreciation expense was primarily due to an increase in the estimated useful life of internal-use software effective January 1, 2026. This decrease was partially offset by a $1.4 million increase in compensation expenses primarily driven by the appreciation of the Israeli Shekel against the U.S. Dollar.

During the three months ended June 30, 2026 and 2025, we capitalized $3.9 million and $4.0 million of software development costs, respectively. Depreciation expense was $2.6 million and $5.9 million during the three months ended June 30, 2026 and 2025, respectively.

Sales and Marketing

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$10,087	$19,660	$(9,573)	(49)%

Sales and marketing costs for the three months ended June 30, 2026 decreased by $9.6 million, or 49%, to $10.1 million, compared to $19.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a $10.1 million decrease in compensation expenses, including shared-based compensation, which was partially offset by a $0.3 million increase in amortization of intangible assets.

General and Administrative

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
General and administrative	$35,093	$40,349	$(5,256)	(13)%

General and administrative costs for the three months ended June 30, 2026 decreased by $5.3 million, or 13%, to $35.1 million, compared to $40.3 million for the three months ended June 30, 2025. Excluding the impact of one-time item of $2.4 million in the prior year period, general and administrative expenses decreased by $2.8 million due to a $2.2 million decrease in share-based compensation and a $0.4 million decrease in miscellaneous expenses.

Gains and (Losses) on Investments in Loans and Securities

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(42,318)	$(14,251)	$(28,067)	(197)%

Losses on investments in loans and securities for the three months ended June 30, 2026 increased by $28.1 million, or 197% to $42.3 million, compared to $14.3 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in credit-related impairment losses on ABS securities. Of the credit-related impairment loss in the current period, $4.3 million is attributable to the noncontrolling interests in certain VIEs and accordingly does not impact net income attributable to Pagaya shareholders.

Other Expense, Net

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(22,972)	$(20,181)	$(2,791)	(14)%

Other expense, net for the three months ended June 30, 2026 increased by $2.8 million, or 14%, to $23.0 million, compared to $20.2 million for the three months ended June 30, 2025. The increase was primarily driven by a $3.5 million of a reserve against certain assets during the current period and the absence of a $2.2 million favorable adjustment on the contingent liability associated with the Theorem acquisition recorded in the prior year period. These increases were partially offset by lower interest expenses of $3.4 million.
Gains and (Losses) from Extinguishment of Debt

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) from extinguishment of debt	$737	$(496)	$1,233	NM
NM: Not Meaningful

Gain from extinguishment of debt for the three months ended June 30, 2026 was $0.7 million, compared to a loss of $0.5 million for the three months ended June 30, 2025. The $0.7 million gain resulted from the repurchase of $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount during the current period.

Income Tax (Benefit) Expense

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(1,088)	$4,978	$(6,066)	NM

Income tax benefit for the three months ended June 30, 2026 was $1.1 million, compared to income tax expense of $5.0 million for the three months ended June 30, 2025. The change was primarily attributable to a favorable change in uncertain tax positions and the utilization of net operating loss carryforwards.
Net Loss Attributable to Noncontrolling Interests

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(2,939)	$(92)	$(2,847)	NM
Net loss attributable to noncontrolling interests for the three months ended June 30, 2026 increased by $2.8 million to $2.9 million, compared to $0.1 million for the three months ended June 30, 2025. The increase was driven by the net loss generated by our consolidated VIEs associated with investments in asset backed securitizations. This amount represented the net loss of the consolidated VIEs held by other investors in the VIEs for which we have no economic rights. This amount was primarily driven by $4.3 million of credit-related impairment losses in the current period. For further information regarding credit-related impairment losses, see “—Total Revenue and Other Income” and “—Gains and (Losses) on Investments in Loans and Securities.”
Comparison of Six Months Ended June 30, 2026 and 2025

Total Revenue and Other Income

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$664,630	$600,418	$64,212	11%
Interest income	39,871	18,415	21,456	117%
Investment (loss) income, net	485	(2,446)	2,930	NM
Total Revenue and Other Income	$704,986	$616,387	$88,599	14%
Total revenue and other income for the six months ended June 30, 2026 increased by $88.6 million, or 14%, to $705.0 million, compared to $616.4 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in revenue from fees and interest income.
Revenue from fees for the six months ended June 30, 2026 increased by $64.2 million, or 11%, to $664.6 million, compared to $600.4 million for the six months ended June 30, 2025. The increase was primarily due to a $46.0 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, to $585.4 million for the six months ended June 30, 2026 from $539.3 million for the six months ended June 30, 2025. The increase in Network AI fees was primarily driven by improved economics of AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 22% to $6.2 billion for the six months ended June 30, 2026 from $5.0 billion for the six months ended June 30, 2025. Contract fees, comprised of administration and management fees, performances fees, and servicing fees, increased by $18.2 million to $79.3 million for the six months ended June 30, 2026 from $61.1 million for the six months ended June 30, 2025, reflecting an increase in the assets held by securitization vehicles driven by continued business growth.
Interest income for the six months ended June 30, 2026 increased by $21.5 million, or 117%, to $39.9 million compared to $18.4 million for the six months ended June 30, 2025. The increase in interest income was directly related to our investments in loans and securities, including risk retention holdings and related securities held in our consolidated VIEs, as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Loss Attributable to Noncontrolling Interests.” The increase was primarily the result of a higher average balance in investments in loans and securities, as well as changes in the structure and composition of our asset portfolio toward a greater proportion of cash-yielding senior note tranches of our sponsored securitization transactions.
Investment income for the six months ended June 30, 2026 was $0.5 million, compared to a loss of $2.4 million for the six months ended June 30, 2025, reflecting a favorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Production costs	$396,276	$358,548
Technology, data and product development	33,288	37,899
Sales and marketing	21,219	29,254
General and administrative	68,399	86,532
Total Costs and Operating Expenses	$519,182	$512,233

Production Costs

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production costs	$396,276	$358,548	$37,728	11%
Production costs for the six months ended June 30, 2026 increased by $37.7 million, or 11%, to $396.3 million, compared to $358.5 million for the six months ended June 30, 2025. The increase was due to growth in the Network Volume, which increased by 22% to $6.2 billion for the six months ended June 30, 2026 from $5.0 billion for the six months ended June 30, 2025, attributable to continued business growth as well as shifts in the composition of the asset classes comprising our Network Volume.

Technology, Data and Product Development

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$33,288	$37,899	$(4,611)	(12)%

Technology, data and product development costs for the six months ended June 30, 2026 decreased by $4.6 million, or 12%, to $33.3 million, compared to $37.9 million for the six months ended June 30, 2025. The decrease was driven by a $6.5 million decrease in depreciation expenses, net of capitalization (as explained below). The reduction in depreciation expense was primarily due to an increase in the estimated useful life of certain internal-use software effective January 1, 2026. This decrease was partially offset by a $2.0 million increase in compensation expenses primarily driven by the appreciation of the Israeli Shekel against the U.S. Dollar.

During the six months ended June 30, 2026 and 2025, we capitalized $7.5 million and $8.4 million of software development costs, respectively. Depreciation expense was $4.7 million and $12.2 million during the six months ended June 30, 2026 and 2025, respectively.

Sales and Marketing

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$21,219	$29,254	$(8,035)	(27)%

Sales and marketing costs for the six months ended June 30, 2026 decreased by $8.0 million, or 27%, to $21.2 million, compared to $29.3 million for the six months ended June 30, 2025. The decrease was primarily driven by a $9.3 million decrease in compensation expenses, including shared-based compensation, which was partially offset by a $0.6 million increase in amortization of intangible assets.

General and Administrative

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
General and administrative	$68,399	$86,532	$(18,133)	(21)%

General and administrative costs for the six months ended June 30, 2026 decreased by $18.1 million, or 21%, to $68.4 million, compared to $86.5 million for the six months ended June 30, 2025. Excluding the impact of one-time item of $8.8 million in the prior year period, general and administrative expenses decreased by $9.3 million due to a $5.9 million decrease in compensation expenses, including share-based compensation, and a $2.5 million decrease in miscellaneous expenses.

Gains and (Losses) on Investments in Loans and Securities

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(80,314)	$(43,275)	$(37,039)	(86)%
Losses on investments in loans and securities for the six months ended June 30, 2026 increased by $37.0 million, or 86%, to $80.3 million, compared to $43.3 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in credit-related impairment losses on ABS securities. Of the credit-related impairment loss in the current period, $6.0 million is attributable to the noncontrolling interests in certain VIEs and accordingly does not impact net income attributable to Pagaya shareholders.

Other Expense, Net

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(38,438)	$(38,890)	$452	1%
Other expense, net for the six months ended June 30, 2026 remained relatively flat compared to the six months ended June 30, 2025. Favorable items included lower interest expenses of $4.9 million and a benefit of $1.2 million from foreign currency exchange adjustment. These items were offset by the absence of a $5.4 million favorable adjustment on the contingent liability associated with the Theorem acquisition recorded in the prior year period.
Gain and (Loss) From Extinguishment of Debt

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) from extinguishment of debt	$1,504	$(496)	$2,000	NM
NM: Not Meaningful

Gain from extinguishment of debt for the six months ended June 30, 2026 was $1.5 million, compared to a loss of $0.5 million for the six months ended June 30, 2025. The $1.5 million gain resulted from the repurchase of $7.4 million and $3.8 million of the outstanding 2030 Notes at a price equal to 87.3% and 78.5% of the principal amount, respectively, during the current period.
Income Tax Expense

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,061	$2,438	$(377)	(15)%
Income tax expense for the six months ended June 30, 2026 decreased by $0.4 million, or 15%, to $2.1 million, compared to $2.4 million for the six months ended June 30, 2025. The decrease was primarily attributable to changes in uncertain tax positions and the utilization of net operating loss carryforwards.

Net Loss Attributable to Noncontrolling Interests

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(3,472)	$(5,493)	$2,021	37%
Net loss attributable to noncontrolling interests for the six months ended June 30, 2026 decreased by $2.0 million, or 37%, to $3.5 million, compared to $5.5 million for the six months ended June 30, 2025. The decrease was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings, which represents the net loss of the consolidated VIEs held by other investors in the VIEs for which we have no economic rights. This amount was primarily driven by a $6.0 million of credit-related impairment loss on the risk retention holdings during the current period. For further information regarding credit-related impairment losses, see “—Total Revenue and Other Income” and “—Gains and (Losses) on Investments in Loans and Securities.”
Reconciliation of Non-GAAP Financial Measures
To supplement the unaudited condensed consolidated financial statements prepared and presented in accordance with U.S. GAAP, we use the non-GAAP financial measures such as Fee Revenue Less Production Costs (“FRLPC”), FRLPC as a % of Network Volume (“FRLPC %”), Adjusted Net Income, and Adjusted EBITDA to provide investors with additional information about our financial performance and to enhance the overall understanding of the results of operations by highlighting the results from ongoing operations and the underlying profitability of our business. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by U.S. GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the unaudited condensed consolidated financial statements prepared and presented in accordance with U.S. GAAP.
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

FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 are summarized below ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fee Revenue Less Production Cost (FRLPC)	$146,924	$126,249	$268,354	$241,870
Fee Revenue Less Production Costs % (FRLPC %)	4.2%	4.8%	4.4%	4.8%
Adjusted Net Income	$100,992	$50,624	$168,488	$103,813
Adjusted EBITDA	$123,520	$86,283	$217,686	$165,866
FRLPC is defined as operating income plus technology, data and product development, sales and marketing, and general and administrative costs, and less interest income and net investment income (loss). We use FRLPC as part of our overall assessment of performance, including the preparation of our annual budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. The Company is including a reconciliation between FRLPC and operating income, which we consider the most directly comparable GAAP financial measure. FRLPC is designed to assess operational efficiency by measuring fee revenue against production costs, excluding operating expenses not directly tied to revenue production, such as technology development, sales and marketing, and general and administrative costs. FRLPC is intended to highlight the scalability of our platform as Network Volume (the gross dollar amount of assets originated using our technology) increases, demonstrating our ability to efficiently generate fee revenue while managing production costs. FRLPC %, defined as FRLPC divided by Network Volume, further illustrates this efficiency, showing how effectively we convert Network Volume into fee revenue relative to production costs as our platform scales.

Adjusted Net Income is defined as net income (loss) attributable to Pagaya Technologies Ltd. excluding share-based compensation expense, change in fair value of contingent liability, change in fair value of warrant liability, impairment loss on certain investments, restructuring expenses, transaction-related expenses, and non-recurring expenses associated with mergers and acquisitions and other one-time expenses. Adjusted EBITDA is defined as net income (loss) attributable to Pagaya Technologies Ltd. excluding share-based compensation expense, change in fair value of contingent liability, change in fair value of warrant liability, impairment, including credit-related charges, restructuring expenses, transaction-related expenses, non-recurring expenses associated with mergers and acquisitions and other one-time expenses, interest expense, income tax expense (benefit), and depreciation and amortization. These items are excluded from our Adjusted Net Income and Adjusted EBITDA measures because they are noncash in nature, or because the amount and timing of these items is unpredictable, is not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful.

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

The following tables present reconciliations of FRLPC and FRLPC % to operating income, and Adjusted Net Income and Adjusted EBITDA to net income (loss) attributable to Pagaya Technologies Ltd., in each case the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Income	$105,799	$56,469	$185,804	$104,154
Add: Technology, data and product development	17,348	18,455	33,288	37,899
Add: Sales and marketing	10,087	19,660	21,219	29,254
Add: General and administrative	35,093	40,349	68,399	86,532
Less: Interest income	22,205	10,739	39,871	18,415
Less: Investment income (loss), net	(802)	(2,055)	485	(2,446)
Fee Revenue Less Production Costs (FRLPC)	$146,924	$126,249	$268,354	$241,870
Network Volume (in millions)	$3,535	$2,648	$6,159	$5,048
Fee Revenue Less Production Costs % (FRLPC %)	4.2%	4.8%	4.4%	4.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income Attributable to Pagaya Technologies Ltd.	$45,273	$16,655	$69,967	$24,548
Adjusted to exclude the following:
Share-based compensation	8,569	18,228	15,765	31,400
Fair value adjustment to contingent liability	—	(2,205)	—	(5,389)
Fair value adjustment to warrant liability	214	479	(3,948)	1,578
Impairment loss on certain investments, net	37,972	14,795	74,348	42,598
Write-off of capitalized software and other assets	5,581	216	7,447	1,924
Restructuring expenses	—	263	—	1,225
Transaction-related expenses	—	9	—	23
Non-recurring expenses	3,383	2,184	4,909	5,906
Adjusted Net Income	$100,992	$50,624	$168,488	$103,813
Adjusted to exclude the following:
Interest expenses	19,701	23,088	39,360	44,300
Income tax (benefit) expense	(1,088)	4,978	2,061	2,438
Depreciation and amortization	3,915	7,593	7,777	15,315
Adjusted EBITDA	$123,520	$86,283	$217,686	$165,866

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the principal sources of liquidity were cash and cash equivalents, and restricted cash and cash equivalents of $304.4 million and $288.3 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

Our primary requirements for liquidity and capital resources are to purchase and finance risk retention requirements, invest in technology, data and product development, and to attract, recruit and retain a strong employee base, as well as to fund potential strategic transactions, including acquisitions, if any. We intend to continue to make strategic investments to support our business plans.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowing, including repurchase agreements. We may also raise additional capital, including through borrowings, as described in the section below titled “2025 Revolving Credit Facility,” or through the sale or issuance of equity or debt securities, as described below in the sections titled “Shelf Registration Statement” and “Senior Notes.” The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowing, or equity financing. The rates, terms, covenants and availability of such additional financing are not guaranteed and will be dependent on not only macro-economic factors, but also on factors such as our results of our operations and the returns generated by loans originated with the assistance of our AI technology.

Additional debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, we will receive the proceeds from any exercise of any public warrants in cash. Each public warrant that was issued and exchanged for each EJFA Private Placement Warrant in the merger of Rigel Merger Sub Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Pagaya, with and into EJF Acquisition Corp (“EJFA”), as contemplated by the EJFA Merger Agreement (“EJFA Merger”). EJFA Merger entitles the holder thereof to purchase one Class A Ordinary Share at a price of $138 per share (as adjusted for the 1-for-12 reverse share split). Following the 1-for-12 reverse share split effective March 2024, each warrant entitles holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The aggregate amount of proceeds could be up to $169.6 million if all such warrants are exercised for cash. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity.

As of July 29, 2026, the price of our Class A Ordinary Shares was $16.19 per share. We believe the likelihood that warrant holders will exercise their public warrants that were issued in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants that were issued in the EJFA Merger. To the extent the public warrants are exercised by warrant holders, ownership interests of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms.

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

To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by securitization vehicles (“Risk Retention Holdings”). In addition to these mandatory holdings, we may hold other interests in our securitization vehicles (“Additional Investments”). Additional Investments consist of interests acquired on a discretionary basis, as well as interests previously classified as Risk Retention Holdings for which the regulatory holding requirements have expired. We may purchase these Additional Investments to facilitate the execution of specific securitization transactions, or for investment purposes where we believe the risk-adjusted return is attractive. We may also sell Additional Investments when we view the market opportunity as attractive.

The following table presents the carrying value (fair value) of our investments in loans and securities as of June 30, 2026 and December 31, 2025 distinguishing between our Risk Retention Holdings and Additional Investments (in thousands):

	June 30,	December 31,
	2026	2025
Risk Retention Holdings
Notes	$110,229	$99,640
Certificates	431,841	404,618
Total Risk Retention Holdings	$542,070	$504,258

Additional Investments
Notes	$394,278	$308,551
Certificates	91,930	127,882
Loans	11,840	4,578
Total Additional Investments	$498,048	$441,011

Total Investments in Loans and Securities	$1,040,118	$945,269

As of June 30, 2026 and December 31, 2025, our total Risk Retention Holdings were $542.1 million and $504.3 million, and represented approximately 52% and 53% of total investments in loans and securities, respectively. As of June 30, 2026, our total Additional Investments were $498.0 million and $441.0 million, and represented approximately 48% and 47% of total investments in loans and securities, respectively. Total Additional Investments increased by $57.0 million as of June 30, 2026 compared to December 31, 2025.

In the ordinary course of business, we enter into certain financing arrangements to finance our investments in loans and securities, including both our Risk Retention Holdings and Additional Investments. From time to time, the Company makes cash deposits that serve to collateralize guarantees for related transactions, included in restricted cash and cash equivalents on the unaudited condensed consolidated balance sheets. For further information, refer to Note 4, “Investments,” and Note 6, “Borrowings,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Shelf Registration Statement

On October 4, 2023, we filed a shelf registration statement on Form F-3 (the “Shelf Registration”) with the SEC that was declared effective on October 16, 2023. Under this Shelf Registration, we may, from time to time, offer and sell in one or more offerings Class A Ordinary Shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in combination with any of these securities, up to an aggregate amount of $500 million.

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$117,887	$91,777
Net cash used in investing activities	$(134,847)	$(152,192)
Net cash provided by financing activities	$30,969	$74,652
Operating Activities

Our primary uses of cash in operating activities are for the ordinary course of business, with the primary use related to employee and personnel-related expenses. As of June 30, 2026, we had 493 employees (220 in the U.S. and 273 in Israel) compared to 524 employees (262 in the U.S. and 262 in Israel) on June 30, 2025.
For the six months ended June 30, 2026, net cash provided by operating activities increased by $26.1 million to $117.9 million, compared to $91.8 million for the six months ended June 30, 2025. This reflects net income including noncontrolling interests of $66.5 million, adjusted for non-cash charges of $117.1 million, and net cash outflows of $65.8 million from changes in our operating assets and liabilities.

Non-cash charges during six months ended June 30, 2026 primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $34.4 million compared to the same period in 2025, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, partially offset by fair value option gains from ABS resecuritizations at lower interest rates during the current period, of which $6.0 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) share-based compensation, which decreased by $15.6 million compared to the same period in 2025, (3) depreciation and amortization, which decreased by $7.5 million compared to the same period in 2025, primarily from capitalized software, and (4) fair value adjustment to warrant liability, which decreased by $5.5 million compared to the same period in 2025, driven by changes in the market price of our Class A Ordinary Shares.

For the six months ended June 30, 2026, net cash flows resulting from changes in operating assets and liabilities decreased by $32.7 million to net cash outflows of $65.8 million, compared to net cash outflows of $33.0 million for the six months ended June 30, 2025.
Investing Activities

Our primary uses of cash in investing activities are the purchase of Risk Retention Holdings and Additional Investments.

For the six months ended June 30, 2026, net cash used in investing activities decreased by $17.3 million to $134.8 million, compared to $152.2 million for the six months ended June 30, 2025, primarily driven by purchases of Risk Retention Holdings and Additional Investments. Purchases of Risk Retention Holdings and Additional Investments during the six months ended June 30, 2026 totaled $496.0 million, an increase of $221.9 million compared to the same period in 2025. This cash outflow was partially offset by proceeds received from existing Risk Retention Holdings and Additional Investments, which totaled $365.1 million during the six months ended June 30, 2026, an increase of $235.7 million compared to the same period in 2025.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities decreased by $43.7 million to $31.0 million, compared to $74.7 million for the six months ended June 30, 2025. The current period financing cash inflows were primarily comprised of $185.2 million of proceeds from secured borrowings and $114.7 million of proceeds drawn on the revolving credit facility, partially offset by $127.5 million of repayments on secured borrowings, $114.7 million of repayments on the revolving credit facility, $18.2 million of distributions to noncontrolling interests, and $9.5 million of repurchases of the 2030 Notes.

The year-over-year decrease in financing cash flows was primarily driven by lower secured borrowing proceeds of $185.2 million in the current period compared to $244.9 million in the prior year period, as well as $9.5 million of 2030 Notes repurchases and $9.8 million of higher distributions to noncontrolling interests in the current period. These items were partially offset by a $29.4 million decrease in secured borrowing repayments, which declined from $156.9 million in the prior year period to $127.5 million in the current period.

Indebtedness

Borrowings as of June 30, 2026 primarily includes revolving credit facility, long-term debt, secured borrowings, and exchangeable notes. A detailed description of each of our borrowing arrangements is included in Note 6 Borrowing in the notes to the condensed consolidated financial statements.

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced its revolving credit facility by way of terminating its prior credit agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions. As of June 30, 2026, the Company had $0.0 million in borrowings outstanding, which was repaid in full during the second quarter of 2026.

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

In May 2026, the Company repurchased $3.8 million of the outstanding 2030 Notes at a price equal to 78.5% of the principal amount. The Company paid total consideration of $3.0 million, excluding accrued interest, resulting in a $0.7 million net gain on extinguishment of debt. This gain is net of the written-off carrying value, which included associated pro rata unamortized debt issuance cost. Following the repurchase, the remaining aggregate principal amount of the 2030 Notes outstanding was $481.9 million.

As of June 30, 2026, after deducting $10.0 million in unamortized issuance costs, the net carrying amount of the 2030 Notes was $471.9 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheets.

Receivables Facility

In April 2025, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “LSA Agreement”) with a certain lender. This agreement established a 24-month Capitalized Interest Amounts Facility (the “CIA Facility”) with a maximum principal amount of $24 million to finance eligible capitalized interest amounts related to sponsored securitization transactions. In March 2026, the maximum principal amount under the CIA Facility was increased to $30 million.

Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of June 30, 2026 and December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $93.5 million and $87.0 million respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets.

In July 2026, Pagaya Structured Products LLC, a wholly-owned subsidiary of the Company, entered into an Amendment to its the ALPF Facility with the lender, which increased the aggregate borrowing commitment from $65 million to $100 million. Pursuant to the amendment, the revolving period end date was extended from June 11, 2027, to July 16, 2028, and the scheduled maturity date was extended from December 11, 2027, to January 16, 2029. All other terms, including the interest rate, remained the same at the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%.

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

Contractual Obligations, Commitments and Contingencies
From time to time, the Company enters into purchase commitments with our third-party cloud computing web services providers. As of June 30, 2026, the total remaining contractual obligations from these purchase commitments are approximately $8.8 million, of which $6.4 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of June 30, 2026, the total remaining contractual obligations are approximately $39.5 million, of which $8.0 million is for the next 12 months. Refer to Note 9, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details regarding when these obligations are due.
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

As of June 30, 2026, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of June 30, 2026, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $141.3 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of June 30, 2026, $48.1 million has been segregated and recognized within restricted cash on the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.
For a discussion of our long-term debt obligations and operating lease obligations as of June 30, 2026, refer to Note 6, “Borrowings,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 14, “Leases,” to the consolidated financial statements included in the 2025 Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles, which we contractually administer. To comply with risk retention regulatory requirements, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 5, “Consolidation and Variable Interest Entities,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates

Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in the 2025 Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2, “Summary of Significant Accounting Policies,” to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2026.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of June 30, 2026 and December 31, 2025, we were exposed to credit risk on $1,040 million and $945 million, respectively, of investments in loans and securities held on our unaudited condensed consolidated balance sheets, with $986 million and $871 million, respectively, representing net exposure exclusive of non-controlling interests. We monitor our portfolio risk through internal monitoring as well as competitor and market assessments, reviewing macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of June 30, 2026 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	June 30, 2026
Credit loss rate increase of 100 basis points	$(117.0)
Credit loss rate decrease of 100 basis points	$133.1

These scenarios illustrate a hypothetical, instantaneous shift in the value of our investments in loans and securities and do not represent management's performance expectations. As of June 30, 2026, our portfolio is comprised of 49% ABS securitization notes and 50% ABS residual certificates. Of the current portfolio of investments, 29% was originated in 2026, 36% in 2025, 20% in 2024 and 15% in 2023 and prior. We would normally expect more seasoned vintages and more senior investments to be less impacted by changes in credit loss rates. To manage this risk, management integrates these sensitivities into our continuous portfolio monitoring and stress-testing framework, ensuring our operations and capital structure remains resilient to such fluctuations.

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

Discount Rate Risk

The discount rate risk refers to the risk of loss of future earnings, values or future cash flows that may result from changes in market discount rates. The fair values of loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the interest rates.

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of June 30, 2026 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	June 30, 2026
Discount rate increase of 100 basis points	$(8.5)
Discount rate decrease of 100 basis points	$8.8

These scenarios illustrate potential market shifts rather than internal forecasts. While changes in market discount rates, reflecting the required rate of return for market participants—can influence the estimated fair value of our loans and securitization notes and residual certificates, management incorporates these hypothetical fluctuations into our proactive capital allocation and deal execution strategies. This modeling ensures we maintain operational stability and consistent access to funding across varying market conditions.

Interest Rate Risk

The interest rates charged on the loans originated by Partners are subject to change by the platform sellers, originators, and/or servicers. Higher interest rates could negatively impact collections on the underlying loans, leading to increased delinquencies, defaults, and our borrowers’ bankruptcies, all of which could have a substantial adverse effect on our business. This would also impact future loans and securitizations.

Additionally, we maintain certain financing sources with varying degrees of interest rate sensitivities, including floating-rate interest payments on Pagaya’s credit facilities. Accordingly, trends in the prevailing interest rate environment can influence interest expense and payments and adversely affect our results of our operations. For additional information, see “Item 2. Liquidity and Capital Resources”.

We also rely on securitization transactions, with notes of those transactions typically bearing a fixed coupon. For future securitization issuances, higher interest rates could affect overall deal economics as well as the returns we would generate on our related risk retention investments and discretionary investments.

Foreign Exchange Risk

Foreign currency exchange rates do not pose a material market risk exposure. However, given the compensation and non-compensation expenses denominated in NIS, our inability or failure to manage foreign exchange risk could adversely affect our results of operations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings

Please refer to Note 9, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The risks described under Item 1A, “Risk Factors,” in the 2025 Annual Report on Form 10-K could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Ordinary Shares. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in the 2025 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q (including the disclosures in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our unaudited condensed consolidated financial statements and the related notes thereto), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under Item 1A, “Risk Factors,” in the 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, two officers or directors entered into a new 10b5-1 trading arrangement, and one officer or director terminated a prior 10b5-1 trading arrangement.

On June 2, 2026, Gal Krubiner, a director and the Company’s Chief Executive Officer, terminated his prior 10b5-1 Plan, dated March 25, 2026, with an end date of July 25, 2026, to sell a maximum aggregate of 350,000 shares. No sales occurred under the prior plan. On June 5, 2026, Mr. Krubiner entered into a new 10b5-1 plan with an end date of December 31, 2026, to sell up to a maximum aggregate of 350,000 shares.

On June 25, 2026, Avi Zeevi, a director, adopted a new 10b5-1 plan with an end date of December 31, 2026, to sell up to a maximum aggregate of 180,398 shares. The 10b5-1 plan also covers the sale of up to a maximum aggregate of 206,126 shares held by entities affiliated with Mr. Zeevi.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Association of Pagaya Technologies Ltd., as amended and restated on December 11, 2024 (incorporated by reference to Exhibit 3.1 of Pagaya Technologies Ltd. Current Report on Form 8-K filed with the SEC on December 12, 2024)

10.1* †	Employment Agreement between Jonathan Dobres and Pagaya Technologies US LLC

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAGAYA TECHNOLOGIES LTD.

Date: July 30, 2026	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: July 30, 2026	By:	/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer