Form 10-Q
period 2026-09-30
Pagaya Technologies Ltd.
filed 2026-11-02
CIK 1883085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, the registrant had 72,739,104 Class A Ordinary Shares, no par value, outstanding; 11,288,577 Class B Ordinary Shares, no par value, outstanding; and 2,027,147 Series A Preferred Shares, no par value, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “could,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements include, without limitation, statements regarding: our expectations concerning the outlook for our business and our industry; our strategic plans; developing and scaling new asset types, products, and services; expanding our current Partner relationships and adding new Partners; leveraging our data and AI capabilities; improving our cost of capital; diversifying our funding network; delivering assets to meet our investors’ expectations; the performance of assets originated on our platform versus the broader market; the impact of economic cycles on our financial performance and related metrics; the impact of macroeconomic and geopolitical conditions, including interest rates, inflation, and the ongoing conflict involving Israel, the United States, and Iran; increasing Network Volume and the importance of generating Network Volume, which is a key operating metric; making strategic investments to support our business plans, including in sales, marketing, technology, data, and product development; potential acquisitions of, or investments in, complementary businesses, products, and technologies; the sufficiency of our liquidity and capital resources to support our business operations; the Company’s capital efficiency strategies; our effective tax rate and tax status in Israel; the impact of legal proceedings, claims, and tax audits; monitoring and upgrading our internal controls; and the impact of recently issued accounting standards.

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
ii

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

iii

PART I - Financial Information
Item 1. Financial Statements
PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$247,115	$235,329
Restricted cash and cash equivalents	58,445	53,020
Fee receivables (1)	203,982	153,250
Investments in loans and securities at fair value	1,100,832	945,269
Equity method and other investments	10,678	13,518
Right-of-use assets	25,651	30,578
Property, equipment and software, net	33,853	30,221
Goodwill	25,296	22,903
Intangible assets, net	4,574	7,661
Other assets (1)	87,803	54,165
Total Assets	$1,798,229	$1,545,914
Liabilities and Equity
Liabilities:
Accounts payable	$4,565	$3,931
Accrued expenses and other liabilities	82,434	74,635
Operating lease liabilities	29,710	34,212
Income taxes payable and other tax liabilities	22,266	18,687
Warrant liability	208	4,723
Revolving credit facility	25,000	—
Secured borrowing	314,301	193,892
Exchangeable notes	150,746	148,782
Long-term debt	472,333	481,598
Total Liabilities	1,101,563	960,460
Redeemable convertible preferred shares, no par value, 6,666,666 shares authorized, 2,027,147 shares issued and outstanding as of both September 30, 2026 and December 31, 2025; aggregate liquidation preference of $60,814 both as of September 30, 2026 and December 31, 2025.	30,103	30,103
Shareholders' equity:
Class A ordinary shares, no par value, 666,666,666 shares authorized, 72,637,016 and 70,747,357 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Class B ordinary shares, no par value, 166,666,666 shares authorized, 11,288,577 shares issued and outstanding as of both September 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	1,419,123	1,390,990
Accumulated other comprehensive loss	(53,786)	(48,319)
Accumulated deficit	(742,955)	(862,654)
Total Pagaya Technologies Ltd. shareholders’ equity	622,382	480,017
Noncontrolling interests	44,181	75,334
Total Equity	666,563	555,351
Total Liabilities, Redeemable Convertible Preferred Shares, and Equity	$1,798,229	$1,545,914
(1) Includes related-party fee receivables from ABS securitization trusts and investment funds totaling $138.3 million and $106.9 million and other related-party assets from ABS securitization trusts and investment funds of $75.0 million and $42.6 million, as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 11, “Transactions with Related Parties,” for additional information regarding related-party transactions with ABS securitization trusts and investment funds.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Revenue from fees (1)	$362,155	$339,887	$1,026,785	$940,305
Other Income
Interest income	28,962	14,918	68,833	33,333
Investment loss, net	(625)	(4,640)	(140)	(7,086)
Total Revenue and Other Income	390,492	350,165	1,095,478	966,552
Production costs	215,701	200,574	611,977	559,122
Technology, data and product development	17,352	18,236	50,640	56,135
Sales and marketing	9,514	14,453	30,733	43,707
General and administrative	35,377	36,944	103,776	123,476
Total Costs and Operating Expenses	277,944	270,207	797,126	782,440
Operating Income	112,548	79,958	298,352	184,112
Gains and (losses) on investments in loans and securities	(43,400)	(19,557)	(123,714)	(62,832)
Other expenses, net	(23,606)	(27,377)	(62,044)	(66,267)
Gains and (losses) from extinguishment of debt	—	(24,961)	1,504	(25,457)
Income Before Income Taxes	45,542	8,063	114,098	29,556
Income tax expense (benefit)	1,054	(15,210)	3,115	(12,772)
Net Income Including Noncontrolling Interests	44,488	23,273	110,983	42,328
Less: Net (loss) income attributable to noncontrolling interests	(5,244)	728	(8,716)	(4,765)
Net Income Attributable to Pagaya Technologies Ltd.	$49,732	$22,545	$119,699	$47,093

Earnings per share attributable to Pagaya Technologies Ltd.’s ordinary shareholders (Note 12):
Basic	$0.58	$0.27	$1.41	$0.57
Diluted	$0.52	$0.23	$1.30	$0.55
Weighted average shares outstanding:
Basic	83,672,736	78,539,137	83,142,891	77,086,125
Diluted	98,474,463	91,046,530	96,802,502	80,945,983
(1) Includes related-party revenues from ABS securitization trusts and investment funds totaling $237.3 million and $159.3 million for the three months ended September 30, 2026 and 2025, and $627.5 million and $473.7 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 11, “Transactions with Related Parties,” for additional information regarding related-party transactions with ABS securitization trusts and investment funds.

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income Including Noncontrolling Interests	$44,488	$23,273	$110,983	$42,328
Other Comprehensive Income:
Unrealized non-credit related adjustments to investment securities	(31,655)	(13,088)	(4,346)	(34,580)
Comprehensive Income Including Noncontrolling Interests	12,833	10,185	106,637	7,748
Less: Comprehensive loss attributable to noncontrolling interests	(5,105)	(135)	(7,595)	(5,543)
Comprehensive Income Attributable to Pagaya Technologies Ltd.	$17,938	$10,320	$114,232	$13,291

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Equity

	Shares	Amount	Shares	Amount
Balance – June 30, 2026	2,027,147	$30,103	83,335,527	$—	$1,408,832	$(21,992)	$(792,687)	$594,153	$54,630	$648,783
Issuance of ordinary shares upon exercise of share options	—	—	14,317	—	173	—	—	173	—	173
Issuance of ordinary shares upon vesting of RSUs	—	—	495,935	—		—	—	—	—	—
Issuance of ordinary shares upon purchase of shares under employee stock purchase plan	—	—	79,814	—	821	—	—	821	—	821
Share-based compensation	—	—	—	—	9,297	—	—	9,297	—	9,297
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(5,344)	(5,344)
Other comprehensive income (loss)	—	—	—	—	—	(31,794)	—	(31,794)	139	(31,655)
Net income (loss)	—	—	—	—	—		49,732	49,732	(5,244)	44,488
Balance – September 30, 2026	2,027,147	$30,103	83,925,593	$—	$1,419,123	$(53,786)	$(742,955)	$622,382	$44,181	$666,563

Balance – December 31, 2025	2,027,147	$30,103	82,035,934	$—	$1,390,990	$(48,319)	$(862,654)	$480,017	$75,334	$555,351
Issuance of ordinary shares upon exercise of share options	—	—	58,910	—	390	—	—	390	—	390
Issuance of ordinary shares upon vesting of RSUs	—	—	1,684,121	—	—	—	—	—	—	—
Issuance of ordinary shares upon purchase of shares under employee stock purchase plan	—	—	146,628	—	1,506	—	—	1,506	—	1,506
Share-based compensation	—	—	—	—	26,237	—	—	26,237	—	26,237
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(23,558)	(23,558)
Other comprehensive income	—	—	—	—	—	(5,467)	—	(5,467)	1,121	(4,346)
Net income (loss)	—	—	—	—	—	—	119,699	119,699	(8,716)	110,983
Balance – September 30, 2026	2,027,147	$30,103	83,925,593	$—	$1,419,123	$(53,786)	$(742,955)	$622,382	$44,181	$666,563

	Redeemable Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Pagaya Technologies Ltd. Shareholders’ Equity	Non-Controlling Interests	Total Equity

	Shares	Amount	Shares	Amount
Balance – June 30, 2025	5,000,000	$74,250	76,161,969	$—	$1,319,312	$(33,065)	$(919,495)	$366,752	$101,227	$467,979
Issuance of ordinary shares upon exercise of share options	—	—	222,279	—	1,996	—	—	1,996	—	1,996
Issuance of ordinary shares upon vesting of RSUs	—	—	727,436	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	43,367	—	572	—	—	572	—	572
Issuance of ordinary shares upon conversion of preferred shares	(2,972,853)	(44,147)	2,972,853	—	44,147	—	—	44,147	—	44,147
Share-based compensation	—	—	—	—	14,508	—	—	14,508	—	14,508
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(3,552)	(3,552)
Other comprehensive income (loss)	—	—	—	—	—	(12,225)	—	(12,225)	(863)	(13,088)
Net income (loss)	—	—	—	—	—	—	22,545	22,545	728	23,273
Balance – September 30, 2025	2,027,147	$30,103	80,127,904	$—	$1,380,535	$(45,290)	$(896,950)	$438,295	$97,540	$535,835

Balance – December 31, 2024	5,000,000	$74,250	73,879,982	$—	$1,282,022	$(11,488)	$(944,043)	$326,491	$115,055	$441,546
Issuance of ordinary shares upon exercise of share options	—	—	730,188	—	5,381	—	—	5,381	—	5,381
Issuance of ordinary shares upon vesting of RSUs	—	—	2,445,638	—	—	—	—	—	—	—
Issuance of ordinary shares upon employee stock purchase plan	—	—	99,243	—	1,164	—	—	1,164	—	1,164
Issuance of ordinary shares upon conversion of preferred shares	(2,972,853)	(44,147)	2,972,853	—	44,147	—	—	44,147	—	44,147
Share-based compensation	—	—	—	—	47,821	—	—	47,821	—	47,821
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	—	(11,972)	(11,972)
Other comprehensive income (loss)	—	—	—	—	—	(33,802)	—	(33,802)	(778)	(34,580)
Net income (loss)	—	—	—	—	—	—	47,093	47,093	(4,765)	42,328
Balance – September 30, 2025	2,027,147	$30,103	80,127,904	$—	$1,380,535	$(45,290)	$(896,950)	$438,295	$97,540	$535,835

The accompanying notes are an integral part of these condensed consolidated financial statements

PAGAYA TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income including noncontrolling interests	$110,983	$42,328
Adjustments to reconcile net income to net cash used in operating activities:
Equity method and other investments loss	140	7,086
Depreciation and amortization	12,034	22,951
Share-based compensation	24,372	44,982
Fair value adjustment to warrant liability	(4,515)	6,486
(Gains) and losses on investments in loans and securities	119,204	65,473
Amortization of deferred costs	19,516	8,250
(Gains) and losses from extinguishment of debt	(1,504)	18,585
Write-off of capitalized software and other assets	11,276	4,741
Losses on foreign exchange	149	1,092
Change in operating assets and liabilities:
Fee receivables	(56,237)	(28,178)
Accrued interest on investments	(40,792)	(28,467)
Right-of-use assets	4,927	4,598
Other assets	(39,112)	1,438
Accounts payable	1,092	4,597
Accrued expenses and other liabilities	7,471	2,737
Operating lease liability	(5,684)	(4,669)
Income taxes	3,617	(15,207)
Net cash provided by operating activities	166,937	158,823
Cash flows from investing activities
Proceeds from the maturity and prepayment of investments in loans and securities (1)	510,790	146,809
Proceeds from the sales of investments in loans and securities (1)	19,394	31,387
Proceeds from equity method and other investments	2,700	—
Acquisition of Theorem Technology, Inc., net of cash acquired	—	159
Purchases of investments in loans and securities	(782,989)	(361,070)
Purchases of property, equipment and software	(9,907)	(10,816)
Purchases of other assets	(3,186)	(16,000)
Net cash used in investing activities	(263,198)	(209,531)
Cash flows from financing activities
Proceeds from long-term debt	—	500,000
Proceeds from secured borrowing	324,595	263,484
Proceeds from revolving credit facility	139,700	—
Proceeds from exercise of stock options, warrants and contributions to ESPP	1,896	6,545
Distributions made to noncontrolling interests	(23,558)	(11,972)
Payments made to revolving credit facility	(114,700)	—
Payments made to secured borrowing	(206,142)	(310,844)
Payments made to long-term debt	(9,461)	(347,643)
Payments for debt issuance costs	—	(12,660)
Net cash provided by financing activities	112,330	86,910
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	1,142	2,047
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	17,211	38,249
Cash and cash equivalents, and restricted cash and cash equivalents, beginning of period	288,349	226,518
Cash and cash equivalents, and restricted cash and cash equivalents, end of period	$305,560	$264,767

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents within the unaudited condensed consolidated balance sheet to the amounts shown in the statements of cash flow above:

Cash and cash equivalents	$247,115	$218,314
Restricted cash and cash equivalents	58,445	46,453
Total cash and cash equivalents, and restricted cash and cash equivalents	$305,560	$264,767
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

All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. Dollar. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except as noted below, and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026, the Company’s consolidated results of operations and equity for the three and nine months ended September 30, 2026 and 2025, and the Company’s cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

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

NOTE 3 - REVENUE

Revenue from fees is comprised of Network AI fees and Contract fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. AI integration fees are earned for the creation and delivery of personal loans, auto loans, and point-of-sale loans that comprise Network Volume. The Company utilizes multiple funding channels to purchase these loans from Partners, including asset backed securitizations, and forward flow arrangements. Capital markets execution fees are earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions, while contract fees are administration and management fees, performance fees, and servicing fees. These fees are the result of agreements with customers and are recognized in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
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

Network AI Fees

Network AI fees, comprised of AI integration fees and capital markets execution fees, totaled $312.0 million and $304.6 million for the three months ended September 30, 2026 and 2025, respectively, and $897.4 million and $843.9 million for the nine months ended September 30, 2026 and 2025, respectively. AI integration fees totaled $333.9 million and $309.5 million for the three months ended September 30, 2026 and 2025, and $941.1 million and $858.8 million for the nine months ended September 30, 2026 and 2025, respectively. Capital market execution fees totaled $(21.8) million and $(4.9) million for the three months ended September 30, 2026 and 2025, and $(43.7) million and $(14.8) million for the nine months ended September 30, 2026, respectively. The Company recognizes Network AI fees primarily at a point in time when the related performance obligation is satisfied and the payment term is generally 30 days. From time to time the Company may provide certain incentives to a customer. When the Company determines that an incentive is consideration payable to a customer, which is not in exchange for distinct goods or services, the incentive is recorded as a reduction of revenue. Expenses to third parties for services that are integrated with the Company’s technology are recorded in the unaudited condensed consolidated statements of income as Production Costs.

Contract Fees

Contract fees include administration and management fees, performance fees, and servicing fees. Contract fees totaled $50.1 million and $35.3 million for the three months ended September 30, 2026 and 2025, respectively, and $129.4 million and $96.4 million for the nine months ended September 30, 2026 and 2025, respectively. All of these fees are recognized over the service period for the Financing Vehicles managed or administered by the Company and the payment term is monthly as a fixed percentage of the entity’s assets. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur; to date, adjustments to these estimates have not resulted in a significant reversal of previously recognized revenue.

Performance fees are earned when certain Fund Financing Vehicles exceed contractual return thresholds. The Company recognizes these fees only to the extent that it is probable that a significant reversal of cumulative revenue will not occur. The Company initially estimates these fees based on a variety of factors including market conditions and expected loan performance. In the subsequent periods, the Company measures actual performance and adjusts our recognized revenue accordingly. Because of these adjustments, the Company may recognize additional revenue or reverse previously recognized revenue related to performance obligations satisfied in prior years. During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $0.7 million, respectively, in performance fee revenue related to performance obligations satisfied in prior years. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.9 million, respectively, in performance fee revenue related to performance obligations satisfied in prior years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Services transferred at a point in time	$332,453	$302,197	$943,612	$834,798
Services transferred over time	29,702	37,690	83,173	105,507
Total revenue from fees	$362,155	$339,887	$1,026,785	$940,305

The timing of the revenue recognition may differ from the timing of payment from customers. A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. A right that is unconditional (only the passage of time until payment remains) is presented as a receivable, not a contract asset. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. As of September 30, 2026 and December 31, 2025, contract assets from contracts with customers were $32.2 million and $13.0 million, respectively, which are included in other assets on the unaudited condensed consolidated balance sheets. Contract liabilities were $1.3 million and $8.0 million as of September 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets.

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

Significant customers are those which represent 10% or more of the Company’s total fee revenue for each respective period presented. Three ABS securitization trusts (which are related parties), represented greater than 10% of total fee revenue and totaled approximately 46% for three months ended September 30, 2026. No customer represented more than 10% of the Company’s total fee revenue for the nine months ended September 30, 2026. Two customers, including one ABS securitization trust (which is a related party), individually represented greater than 10% of total fee revenue and collectively totaled approximately 25% for the three months ended September 30, 2025. No customer represented more than 10% of the Company’s total fee revenue for the nine months ended September 30, 2025. Refer to Note 11, “Transactions with Related Parties,” for additional information regarding related party transactions.

NOTE 4 - INVESTMENTS

As of September 30, 2026 and December 31, 2025, our investments in loans and securities portfolio consisted of (i) Investments in Securities Available for Sale (“AFS securities”) under ASC 325-40 held at fair value with credit related changes recorded in earnings and non-credit related changes recorded in other comprehensive income; and (ii) investments in loans and securities held at fair value under the fair value option, with changes in fair value recorded in earnings. Below is a disaggregated presentation of our investments in loans and securities, including fair value adjustments, accrued interest income, and net of the allowance for credit losses, as applicable (in thousands):

	Carrying Value
	September 30, 2026	December 31, 2025
Investments in securities, available for sale
Securitization notes, available for sale	$530,945	$395,717
Securitization certificates, available for sale	498,754	471,661
Total	1,029,699	867,378
Investments in loans and securities, under the fair value option
Securitization notes	8,220	12,473
Securitization certificates	40,179	60,840
Loans	22,734	4,578
Total	71,133	77,891
Total investments in loans and securities (1)	$1,100,832	$945,269

(1) $510.9 million and $504.3 million were held by the Company for regulatory risk retention purposes as of September 30, 2026 and December 31, 2025, respectively.

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

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	As of September 30, 2026
Investments in securities, available for sale (2):	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
Securitization notes	$534,444	$7,954	$(11,453)	$—	$530,945
Securitization certificates	792,721	16,645	(11,787)	(298,825)	498,754
Total	$1,327,165	$24,599	$(23,240)	$(298,825)	$1,029,699

	As of December 31, 2025
Investments in securities, available for sale (2):	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
Securitization notes	$395,217	$970	$(470)	$—	$395,717
Securitization certificates	874,169	6,489	(23,119)	(385,878)	471,661
Total	$1,269,386	$7,459	$(23,589)	$(385,878)	$867,378
(1) The difference between accumulated other comprehensive income (“AOCI”) and gross unrealized gains and losses represents capitalized transaction costs which have been reclassified to OCI and are amortized to interest income over the average life of the investments.
(2) Includes accrued interest receivables of $51.9 million and $25.8 million as of September 30, 2026 and December 31, 2025, respectively.
The following tables set forth the fair value and gross unrealized losses on investments in AFS securities without an allowance for credit losses aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, as of the dates indicated (in thousands):

	As of September 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$259,531	$(11,396)	$2,174	$(57)	$261,705	$(11,453)
Securitization certificates	268,427	(9,989)	—	—	268,427	(9,989)
Total	$527,958	$(21,385)	$2,174	$(57)	$530,132	$(21,442)

	As of December 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
Investments in securities, available for sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes	$36,797	$(442)	$5,504	$(27)	$42,301	$(469)

The following tables set forth the amortized cost and fair value of investments in AFS securities by contractual maturities, as of the date indicated (in thousands):

	As of September 30, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale (1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$5,308	$5,272	$529,136	$525,673	$534,444	$530,945
Securitization certificates	56,470	10,998	736,251	487,756	792,721	498,754
Total	$61,778	$16,270	$1,265,387	$1,013,429	$1,327,165	$1,029,699

	As of December 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
Investments in securities, available for sale (1):	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securitization notes	$15,279	$15,602	$379,938	$380,115	$395,217	$395,717
Securitization certificates	42,698	13,495	831,471	458,166	874,169	471,661
Total	$57,977	$29,097	$1,211,409	$838,281	$1,269,386	$867,378
(1) Based on expected maturity date cash flows.

The following table sets forth gross proceeds and related investment (gains) and losses, as well as the allowance for credit losses of AFS securities, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investments in securities, available for sale:
Proceeds from sales/maturities/prepayments	$158,574	$48,845	$486,967	$178,196
Gross investment gains from sales/maturities/prepayments	$(56,733)	$(12)	$(202,990)	$(8,702)
Gross investment losses from sales/maturities/prepayments	$49,913	$16,288	$173,115	$16,288
Write-offs charged against the allowance	$—	$211	$—	$804
Reductions to allowance for credit losses	$14,868	$57,385	$87,053	$72,216

The following table sets forth the activity in the allowance for credit losses for investments in AFS securitization certificates, as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in securitization certificates, available for sale:	2026	2025	2026	2025
Balance, beginning of period	$(313,693)	$(493,770)	$(385,878)	$(508,741)
Additions to allowance for credit losses on securities without a previous allowance	(26,305)	(11,510)	(35,262)	(60,503)
Reductions from sales/maturities/prepayments	19,765	72,443	154,152	150,766
Reductions (additions) to allowance for credit losses on securities with a previous allowance, net	21,408	(3,497)	(31,837)	(17,856)
Balance, end of period	$(298,825)	$(436,334)	$(298,825)	$(436,334)

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

The following table presents activities of investments in loans and securities for which we elected the fair value option (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in loans and securities under the fair value option	2026	2025	2026	2025
Balance, beginning of period	$69,040	$32,888	$77,891	$—
Cash purchases	17,015	7,829	33,061	28,855
Principal and interest payments received	(23,816)	(9,010)	(79,222)	(9,010)
Gain on sale of investments in loans and securities (1)	1,297	—	14,858	—
Accrued interest	1,978	—	6,821	—
Non-cash transactions	(72)	—	(166)	—
Fair value gains (1)	5,691	17,051	17,890	28,913
Balance, end of period	$71,133	$48,758	$71,133	$48,758

(1) Gain on sale of investments in loans and securities and change in fair value are included in gains and (losses) on investments in loans and securities in the unaudited condensed consolidated statements of income.

Refer to Note 7, “Fair Value Measurement,” regarding the discounted cash methodology and the assumptions used for investments in loans and securities for which we elected the fair value option.

Equity Method and Other Investments
The following investments, including those accounted for under the equity method, are included within equity method and other investments in the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	Carrying Value
	September 30, 2026	December 31, 2025
Investments in Pagaya SmartResi F1 Fund, LP (1)	$6,585	$8,324
Other (2)	4,093	5,194
Total (3)	$10,678	$13,518

(1) The Company owns approximately 5.4% and is the general partner of Pagaya SmartResi F1 Fund LP.
(2) Represents the Company’s proprietary investments.
(3) Income (loss) from these investments is included in investment loss, net in the unaudited condensed consolidated statements of income.

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
Consolidated VIEs
As of September 30, 2026 and December 31, 2025, the Company has determined that it is the primary beneficiary of Pagaya Structured Holdings LLC, Pagaya Structured Holdings II LLC, and Pagaya Structured Holding III LLC (collectively, the “Risk Retention Entities”). These entities were established by Pagaya to purchase investments in ABS notes and certificates issued by Pagaya-sponsored ABS entities. Pagaya owns a 20% interest in these entities, and the remaining 80% ownership shares are held by affiliate entities. As these entities are consolidated, we present 100% of the assets and liabilities on our consolidated balance sheets. The 80% ownership interest not owned by the Company in each of these consolidated VIEs is accounted for as a noncontrolling interest on the consolidated balance sheets. Any income or loss associated with the consolidated VIEs’ activities is reported within the corresponding line items of the consolidated statements of income, with the results of the 80% ownership interest not owned by the Company presented as net income (loss) attributable to noncontrolling interests.

As the sponsor of securitization transactions, the Company is subject to risk retention requirements and established the Risk Retention Entities to meet these requirements.

Below is a summary of assets and liabilities from the Company’s involvement with consolidated VIEs (i.e., the Risk Retention Entities) (in thousands):

	Assets (1)	Liabilities	Net Assets
As of September 30, 2026	$54,359	$—	$54,359
As of December 31, 2025	$93,404	$—	$93,404
(1) Assets comprised of securitization notes and residual certificates to comply with risk retention requirements.

Unconsolidated VIEs

ABS Securitization Trusts
The Company determined that it is not the primary beneficiary of the trusts which hold the loans and issue securities associated with the securitization transactions the Company sponsors. These trusts include Pagaya AI Debt Trust (PAID) for personal loans, Research-Driven Pagaya Motor Asset Trust (RPM) for auto loans and Pagaya Point of Sale Holdings Trust (POSH) for point-of-

sale loans. The Company does not have the power to direct or control the activities that most significantly affect the performance of the trusts, which were determined to be servicing loans in the ABS securitization trusts. Once the loans are purchased by the ABS securitization trusts, only the third-party loan servicers have direct engagement with the underlying borrowers and are responsible for loan collections, prepayments, disputes, modifications and settlements which are the activities that most significantly impact the VIEs’ economic performance.
The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote, such as where the value of securitization notes and residual certificates the Company holds to comply with risk retention requirements declines to zero.

The following table summarizes the aggregate carrying value of assets, liabilities and net assets of unconsolidated VIEs, along with the Company’s maximum exposure to loss, in which the Company holds a variable interest but is not the primary beneficiary (in thousands):

	Assets	Liabilities	Net Assets	Maximum Exposure to Loss
As of September 30, 2026	$13,421,366	$12,572,276	$849,090	$1,046,473
As of December 31, 2025	$11,256,332	$10,455,901	$800,431	$847,290

From time to time, the Company may, but is not obligated to, purchase assets from the Financing Vehicles. Such repurchases occur at the Company’s discretion, subject to contractual requirements and limitations. Refer to Note 11, “Transactions with Related Parties,” for additional information.

Warehouse Facility

In September 2026, the Company entered into a $0.7 billion variable funding note (“VFN”) warehouse facility. The VFN was established to purchase loans from the Company’s lending partners. This warehouse facility provides further diversification of funding at scale allowing the Company to assess other capital market funding structures and further reduce reliance on pre-funded ABS.

The Company is not the primary beneficiary of the VFN trust and does not consolidate the trust because it lacks power over the activities that most significantly impact the trust’s economic performance. These activities include servicing the underlying loans which are performed by the originating lending partners and substantive participating rights held by the administrative agent, who is the primary lender in the facility, to approve any purchase or sale of loans by the trust. The Company’s maximum exposure to loss is generally limited to the carrying amount of its residual certificate.
The following table summarizes the aggregate carrying value of assets and liabilities of the nonconsolidated VFN warehouse facility, along with the Company’s maximum exposure to loss, in which the Company holds a variable interest but is not the primary beneficiary (in thousands):

	Assets	Liabilities	Net Assets	Maximum Exposure to Loss
As of September 30, 2026	$100,000	$95,000	$5,000	$2,500

NOTE 6 - BORROWINGS
The following table sets forth the Company’s outstanding borrowings as of the date indicated (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$25,000	$—
Secured borrowing	314,301	193,892
Exchangeable notes	150,746	148,782
Long-term debt	472,333	481,598

The Company was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

Secured Borrowing

Secured borrowings are comprised of borrowings under risk retention master repurchase agreements and the Company’s receivable facilities. Interest expenses related to secured borrowings was $6.4 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and $13.6 million and $18.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Risk Retention Master Repurchase

In the normal course of business, the Company, through consolidated VIEs, enters into repurchase agreements to finance the Company’s discretionary and risk retention balances in securitization notes and residual certificates retained from securitization transactions. Under these agreements, the Company sells its investment securities with an obligation to repurchase them in the future. As these agreements contain repurchase obligations, they are accounted for as secured borrowings with the sold investment retained on the unaudited condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the outstanding principal balance under the repurchase agreements was $188.7 million and $107.3 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets. The majority of this balance was for borrowing against discretionary investment holdings in securitization notes. The weighted average interest rate for both periods was approximately 10%. The average remaining contractual maturities of the repurchase agreements were greater than 90 days as of both September 30, 2026 and December 31, 2025.

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

Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million, to finance certain eligible fee receivables from sponsored securitization transactions. In July 2026, the Company entered into an Amendment to its ALPF Facility with the lender, which increased the aggregate borrowing commitment from $65 million to $100 million. Pursuant to the amendment, the revolving period end date was extended from June 11, 2027, to July 16, 2028, and the scheduled maturity date was extended from December 11, 2027, to January 16, 2029. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of September 30, 2026 and December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $126.7 million and $86.6 million, respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets.

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

During the third quarter of 2026, the Sales Price Contingent Exchange Condition was met as the closing sale price of the Company’s Class A Ordinary Shares exceeded $18.19 (130% of the exchange price, $13.99) for the required period and, as a result, noteholders were entitled to exchange their 2029 Notes during the fourth quarter of 2026. As of September 30, 2026, no holders had elected to exchange their 2029 Notes.

The Company accounted for the issuance of the 2029 Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the 2029 Notes were not issued at a substantial premium. Debt issuance costs consisting of underwriting fees and third-party offering costs, totaled $6.2 million. Original Issue Discount (“OID”) totaled $8.0 million. Both issuance costs and OID are amortized to interest expense using the effective interest method over the contractual term of the 2029 Notes. The Company recorded interest expense of $3.2 million and $9.4 million for the three and nine months ended September 30, 2026, respectively, compared to $3.1 million and $9.2 million for the three and nine months ended September 30, 2025, respectively. Interest expense included amortization of debt issuance costs of $0.7 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. The effective interest rate of the 2029 Notes is 8.7%.

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

The following table details the 2030 Notes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Principal amount	$481,865	$493,085
Less: Unamortized issuance costs	(9,532)	(11,487)
Carrying amount	$472,333	$481,598

The Company recorded interest expense of $11.4 million and $34.0 million, including $1.0 million and $2.2 million of amortization of debt issuance costs, for the three and nine months ended September 30, 2026, respectively.

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

As of September 30, 2026, the Company had $25.0 million in borrowings outstanding and $18.1 million in letters of credit issued. As a result, $88.9 million of borrowing capacity remained available under the 2025 Revolving Credit Facility as of September 30, 2026.

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$176,895	$362,270	$539,165
Investments in loans and securities (Certificates)	—	—	538,933	538,933
Investments in loans and securities (Loans)	—	—	22,734	22,734
Liabilities:
Warrant liability	$208	$—	$—	$208
Other liabilities (1)	—	—	28,104	28,104

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investments in loans and securities (Notes)	$—	$67,715	$340,475	$408,190
Investments in loans and securities (Certificates)	—	—	532,501	532,501
Investments in loans and securities (Loans)	—	—	4,578	4,578
Liabilities:
Warrant liability	$4,723	$—	$—	$4,723
Other liabilities (1)	—	—	13,112	13,112
(1) Included in “accrued expenses and other liabilities” on the unaudited condensed consolidated balance sheets. Refer to Note 9, “Commitment and Contingencies," for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 1)

Warrant Liability (Level 1)

The following tables summarize the warrant liability activity for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance, beginning of period	$775	$2,471
Change in fair value	(567)	4,908
Balance, end of period	$208	$7,379

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$4,723	$893
Change in fair value	(4,515)	6,486
Balance, end of period	$208	$7,379
Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 3)

Investments in Loans and Securities (Level 3)

As of September 30, 2026, investments in loans and securities categorized as Level 3 investments include loans and securities under the fair value option and securities classified as available for sale which are measured at fair value on a recurring basis. These assets are measured at fair value using a discounted cash flow model, and presented within investments in loans and securities on the unaudited condensed consolidated balance sheets.

AFS securities under ASC 325-40 are held at fair value. Credit related changes in fair value are recognized in earnings, while non-credit related changes are recorded in other comprehensive income. Separately, investments in loans and securities held at fair value under the fair value option are measured at fair value, with all changes in fair value recognized in earnings.

The following tables summarize the activity related to the fair value of the investments in loans and securities available for sale (Level 3 only) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$886,718	$736,735	$877,554	$663,189
Transfer to Level 2	(477)	—	(37,761)	—
Purchases of Investments in loans and securities (1)	235,125	67,811	603,328	316,789
Cash received	(169,000)	(40,407)	(469,906)	(148,423)
Gain on sale of Investments in loans and securities	50,876	2	165,555	8,595
Loss on sale of Investments in loans and securities	(56,733)	(16,279)	(202,935)	(16,279)
Change in accrued interest on investments	28,578	10,599	66,789	20,497
Non-cash transactions	(72)	—	(166)	—
Change in fair value (OCI)	(19,143)	(14,134)	24,234	(36,892)
Credit-related impairment loss, net of recoveries	(31,935)	8,137	(102,755)	(55,012)
Balance, end of period	$923,937	$752,464	$923,937	$752,464
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

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
Discount rate	12.2%	16.0%	15.6%	5.0%	15.0%	15.0%
Net loss rate	6.2%	35.4%	16.2%	4.9%	33.1%	17.0%
Prepayment rate	0.0%	84.0%	14.5%	0.0%	40.0%	14.2%

Credit Support Liabilities (Level 3)

The Company entered into credit support agreements with certain strategic investors, which are accounted for as credit derivative liabilities at fair value under ASC 815, “Derivatives and Hedging.” These agreements, which are not designated as accounting hedges, obligate the Company to make payments to a limited number of investors if credit losses exceed predetermined thresholds, up to a specified maximum exposure. As of September 30, 2026 and December 31, 2025, the credit derivative liability amounted to $27.9 million and $12.9 million, which are recorded within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets.

The significant unobservable inputs used to estimate the fair value of the credit derivatives include probability weighted discount rates, which averaged 9.1% and 9.3%, net loss rates, which averaged 19.6% and 19.1%, and prepayment rates, which averaged 12.5% and 12.8% as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 9, “Commitment and Contingencies,” for additional information.

The following table summarizes the activity related to the fair value of credit derivative liabilities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$20,932	$6,000	$12,930	$—
Change in fair value	7,898	2,432	23,254	8,432
Cash payments	(909)	—	(8,263)	—
Balance, end of period	$27,921	$8,432	$27,921	$8,432

Financial Assets and Liabilities Not Recorded at Fair Value

The Company believes that the carrying amount of cash, cash equivalents and restricted cash and cash equivalents, fee receivables, accounts payable and other liabilities approximate their fair value due to the short-term maturities of these instruments.

The tables below contain information about assets that are not measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$305,560	$305,560	$—	$—	$305,560
Fee receivables	203,982	—	78,813	125,169	203,982
Liabilities:
Secured borrowing	$314,301	$—	$—	$315,289	$315,289
Exchangeable notes	150,746	—	243,544	—	243,544
Long-term debt	472,333	—	412,905	—	412,905

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents, and restricted cash and cash equivalents	$288,349	$288,349	$—	$—	$288,349
Fee receivables	153,250	—	69,864	83,386	153,250
Liabilities:
Secured borrowing	$193,892	$—	$—	$191,983	$191,983
Exchangeable notes	148,782	—	292,445	—	292,445
Long-term debt	481,598	—	430,616	—	430,616

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

The following table summarizes the Company’s share option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2025	3,197,713	$6.7	5.7	$45,031
Granted	3,750	—
Exercised	(58,910)	6.1
Forfeited	(42,175)	30.0
Balance, September 30, 2026	3,100,378	$6.5	5.0	$33,637
Vested and exercisable, September 30, 2026	2,571,326	$4.7	4.3	$32,354

The weighted-average grant-date fair value of share options granted was approximately $20.94 for the nine months ended September 30, 2026. The aggregate intrinsic value of share options exercised, and fair value of share options vested for the nine months ended September 30, 2026 was $0.7 million and $1.6 million, respectively.

As of September 30, 2026, unrecognized compensation expense related to unvested share options was approximately $3.7 million, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

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

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	2,150,173	$14.5
Granted	2,663,262	13.0
Vested	(1,684,121)	13.4
Forfeited	(373,097)	13.7
Unvested at September 30, 2026	2,756,217	$13.8

As of September 30, 2026, unrecognized compensation expense related to RSUs was approximately $27.5 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

Options to Restricted Shares

Options to restricted shares were granted to certain employees and directors during 2021.

The following table summarizes the Company’s options to restricted shares activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance, December 31, 2025	19,884,985	$19.3	5.2	$30,967
Forfeited	(21,930)	50.5
Balance, September 30, 2026	19,863,055	$19.3	4.5	$—
Vested and exercisable, September 30, 2026	16,561,111	$19.3	4.5	$—

As of September 30, 2026, unrecognized compensation expense related to options to restricted shares was approximately $3.2 million, which is expected to be recognized over a remaining weighted-average period of 0.6 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase our Class A Ordinary Shares at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. During the nine months ended September 30, 2026, 146,628 shares were issued under the ESPP. Compensation expense related to the ESPP was $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively.

Share-Based Compensation Expense

The following table presents the components and classification of share-based compensation for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology, data and product development	$902	$1,243	$3,156	$3,666
Sales and marketing	1,727	5,452	4,842	18,963
General and administrative	5,978	6,887	16,374	22,353
Total	$8,607	$13,582	$24,372	$44,982

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceeding and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal matters, to the extent such matters existed, have been recorded in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets and these matters are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026.

Contractual Obligations and Commitments

From time to time, the Company enters into purchase commitments with our third-party cloud computing web services providers. As of September 30, 2026, the total remaining contractual obligations from these purchase commitments are approximately $7.7 million, of which $6.9 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of September 30,

2026, the total remaining contractual obligations are approximately $35.9 million, of which $7.6 million is for the next 12 months.

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

As of September 30, 2026, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. As of September 30, 2026, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $143.0 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of September 30, 2026, $48.6 million has been segregated and recognized within restricted cash and cash equivalents, of which $27.9 million has been accrued within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets in accordance with these contractual requirements.

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

The Company’s income tax expense (benefit) (in thousands) and effective tax rates for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$45,542	$8,063	$114,098	$29,556
Income tax expense (benefit)	1,054	(15,210)	3,115	(12,772)
Effective tax rate	2.3%	NM	2.7%	NM
NM: Not Meaningful

The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions. The difference between the effective tax rate and statutory tax rate in Israel is mainly related to a change in valuation allowances, tax expenses in the United States, and a change in uncertain tax positions. The change in the effective tax rate for the three and nine months ended September 30, 2026, compared to the corresponding prior-year periods, was primarily attributable to an increase in pre-tax income and changes in uncertain tax positions.

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

Tax Assessments

The Company files income tax returns in various jurisdictions with varying statutes of limitation. As of September 30, 2026, the Company has received final tax assessments in Israel through 2020. As of September 30, 2026, the Company is currently subject to tax audits in Israel and federal and state tax audits in U.S. The tax audits are ongoing and to date, no material issues have been raised, and no adjustments have been proposed.

Legislative Updates

On March 31, 2026, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”) was enacted. The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel beginning in the 2026 tax year. Eligible companies may apply the credits against Israeli income taxes or the QDMTT, or alternatively receive a government grant. Refundable tax credits under the R&D Law are not within the scope of ASC 740 and are accounted for using a government‑grant accounting model. The impact of the R&D Law was immaterial to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026.

On September 30, 2026, the IRS issued Notice 2026-63, which further extended the filing and tax payment dates through September 30, 2027 for taxpayers affected by the ongoing conflict in Israel. The filing and payment relief applies to eligible tax filing, payment, and other time-sensitive tax compliance obligations that were originally due on or after October 7, 2023. Pagaya has determined that it qualifies for this relief. Consequently, the Company’s federal income tax filings and related tax payment obligations for the tax years ended December 31, 2023 through December 31, 2026 have been deferred to September 30, 2027. The deferral of tax filings and tax payments provided under the IRS notice does not reduce or alter Pagaya’s total income tax liability or income tax expense under ASC 740.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Company earns revenues and has outstanding receivable balances from the ABS securitization trusts and to a lesser extent investment funds when these entities purchase personal loans, auto loans, and point-of-sale loans. Both the ABS securitization trusts and investment funds are primarily funded with capital from third-party investors.

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

As of September 30, 2026, the fee receivables from related parties are $138.3 million, which consist of $128.5 million from the ABS securitization trusts and $9.8 million from investment funds for which the Company is the registered investment advisor. As of December 31, 2025, the fee receivables from related parties are $106.9 million, which consists of $85.9 million from ABS securitization trusts and $21.0 million from investment funds.

As of September 30, 2026 and December 31, 2025, other assets include revolving facilities and other amounts due from related parties of $75.0 million and $42.6 million, respectively, all of which were attributable to the ABS securitization trusts and investment funds.

For the three months ended September 30, 2026, the total revenue from related parties is $237.3 million, which consists of $233.7 million from the ABS securitization trusts and $3.6 million from investment funds. For the nine months ended September 30, 2026, the total revenue from related parties is $627.5 million, which consists of $615.7 million from the ABS securitization trusts and $11.9 million from investment funds. For the three months ended September 30, 2025, the total revenue from related parties is $159.3 million, which consists of $150.8 million from the ABS securitization trusts and $8.5 million from investment funds. For the nine months ended September 30, 2025, the total revenue from related parties is $473.7 million, which consists of $447.7 million from the ABS securitization trusts and $26.0 million from investment funds.

During the three and nine months ended September 30, 2026, the Company purchased approximately $17.0 million and $33.1 million of loan principal from the ABS securitization trusts, resulting in a net loss of approximately $0.8 million and $3.9 million, respectively. During the nine months ended September 30, 2025, the Company purchased approximately $5.8 million of loan principal from the ABS securitization trusts, resulting in a net loss of approximately $5.4 million. The Company made no loan repurchases during the three months ended September 30, 2025.

NOTE 12 - EARNINGS PER SHARE

The following tables set forth the calculation of basic and diluted earnings per share attributable to ordinary shareholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd.	$49,732	$22,545	$119,699	$47,093
Less: Undistributed earnings allocated to preferred shares	1,176	1,259	2,849	2,804
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, basic	$48,556	$21,286	$116,850	$44,289
Denominator:
Weighted average shares used for earnings per ordinary share, basic	83,672,736	78,539,137	83,142,891	77,086,125
Earnings per share attributable to ordinary shareholders, basic	$0.58	$0.27	$1.41	$0.57

Diluted EPS:
Numerator:
Net income attributable to Pagaya Technologies Ltd. ordinary shareholders, diluted	$48,556	$21,286	$116,850	$44,289
Interest expense (add back) from exchangeable notes, net of tax (1)	3,106	—	9,139	—
Net income for diluted EPS	$51,662	$21,286	$125,989	$44,289
Denominator:
Shares used in computation of basic earnings per share	83,672,736	78,539,137	83,142,891	77,086,125
Assumed conversion of shares from exchangeable notes (1)	11,434,704	—	11,434,704	—
Ordinary share warrants	—	786,333	—	785,789
Share options	2,220,122	9,993,930	1,555,668	1,950,226
RSUs	1,146,901	1,727,105	669,239	1,123,843
Employee stock purchase plan	—	25	—	—
Weighted average shares used for earnings per ordinary share, diluted	98,474,463	91,046,530	96,802,502	80,945,983
Earnings per share attributable to ordinary shareholders, diluted	$0.52	$0.23	$1.30	$0.55
(1) The effect of interest expense and assumed conversion from exchangeable notes on the diluted EPS calculation for the three and nine months ended September 30, 2025 would have been anti-dilutive and has been removed from the calculation.

EPS for Class B ordinary shares and EPS for preferred shares are not presented separately, as under the two-class method, the EPS for Class A, Class B and preferred shares are the same.

The following potentially dilutive outstanding securities as of September 30, 2026 and 2025 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the periods:

	September 30,
	2026	2025
Share options	258,522	—
Options to restricted shares	—	—
RSUs	241,143	23,718
Ordinary share warrants	1,229,166	1,229,166
Exchangeable notes	—	11,434,704
Total	1,728,831	12,687,588

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

Capital markets execution and contract fees are primarily earned from investors. Multiple funding channels are utilized to enable the purchase of personal loans, auto loans, and point-of-sale loans from our Partners, such as asset backed securitizations and forward flow arrangements. Capital markets execution fees are primarily earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions, while contract fees are management, performance and similar fees.
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

We incur costs when Network Volume is acquired by the Financing Vehicles. These costs, which we refer to as ‘‘Production Costs,’’ compensate our Partners for acquiring and originating assets. Accordingly, the amount and growth of our Production Costs are highly correlated to Network Volume. An important operating metric to evaluate the success of our economic model, therefore, is FRLPC, or Fee Revenue Less Production Costs. FRLPC is not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”). See the section below entitled “Reconciliation of Non-GAAP Financial Measures” for a description and reconciliation of this measure to the most directly comparable GAAP measure.

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
Continued Improvements to Our AI Technology
We believe our historical growth has been significantly influenced by improvements to our AI technology, which are in turn driven both by the deepening of our proprietary data network and the strengthening of our AI technology. As our existing Partners grow their usage of our network, new Partners join our network, and as we expand our network into new asset classes and products, the value of our data asset increases. Our technology improvements thus benefit from a flywheel effect that is characteristic of AI technology, in that improvements are derived from a continually increasing base of training data for our technology. We have found, and we expect to continue to experience, that more data leads to more efficient pricing and greater Network Volume. Since inception, we have evaluated more than $4.6 trillion in application volume.
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
Availability and Pricing of Funding from Investors

Regardless of market conditions, the availability and pricing of funding from investors is critical to our growth. We have diversified our investor network and will continue to seek to further diversify our investor base. For the nine months ended

September 30, 2026 and 2025, our top 5 investors collectively accounted for approximately 41% and 53%, respectively, of our total funding.

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

Macroeconomic pressures, including sustained high interest rates and inflation, continue to shape our operating environment. Central banks, including the Federal Reserve, have slightly raised interest rates during the third quarter of 2026 to combat inflationary trends, increasing borrowing costs and potentially straining borrowers’ ability to service debt. This could lead to higher delinquencies, defaults, and charge-offs, reducing investor returns and dampening demand for assets generated on our platform. Inflation in the U.S., though moderating from its 2022-2023 peak, remains above historical norms, driving up operating costs such as employee compensation, financing expenses, and technology investments. Meanwhile, the elevated risk-free rate environment has shifted investor preferences, with some favoring safer assets over consumer credit. While our ability to raise funding remains intact, the cost of capital has risen, necessitating adjustments in conversion ratios to meet investor return expectations. Adverse developments in the financial sector, such as regional bank stresses, liquidity concerns, or prolonged U.S. federal debt ceiling debates, could further complicate our operating landscape. Should these events escalate into systemic liquidity issues, they could impair our Partners’ and counterparties’ ability to meet obligations, disrupt funding flows, or destabilize financial markets, adversely affecting our performance. Similarly, ongoing trade tensions, particularly between the U.S. and China, and potential tariff escalations could introduce additional uncertainty. Economic downturns or prolonged uncertainty may pressure the performance of assets acquired by Financing Vehicles from our network.
Key Operating Metric
We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections and make strategic decisions. In addition to total revenues, net operating income, other measures under U.S. GAAP, and certain non-GAAP financial measures (see the section below entitled “Reconciliation of Non-GAAP Financial Measures”), we consider Network Volume to be a key operating metric we use to evaluate our business. The following table sets forth our Network Volume for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in millions, except percentages)
Network Volume	$3,605	$2,802	29%	$9,764	$7,850	24%

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
Components of Results of Operations
Revenue and Other Income

We generate revenue from network AI fees, contract fees, interest income and investment income. Network AI fees and contract fees are presented together as Revenue from fees in the unaudited condensed consolidated financial statements. Revenue from fees is recognized after applying the five-step model consistent with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue from fees is inclusive of network AI fees and contract fees.
Network AI fees. Network AI fees can be further broken down into two fee streams: AI integration fees and capital markets execution fees. We earn AI integration fees for the creation and delivery of the loans that comprise our Network Volume. Multiple funding channels are used to enable the purchase of personal loans, auto loans, and point-of-sale loans from our Partners, such as ABS and forward flow arrangements. Capital markets execution fees are earned from the market pricing of ABS transactions, as well as upon the execution of forward flow transactions.
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
We also earn interest income from our investments in loans and securities, including risk retention holdings and additional investments we may make in our sponsored asset backed securitizations, and our corporate cash balances. We earn investment income or loss associated with our ownership interests in certain investment funds where we are the RIA and other proprietary investments.
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
Other Expenses, Net
Other expenses, net primarily consist of interest expenses from borrowings, allowance for doubtful accounts, changes in the fair value of warrant liabilities, and other non-recurring items.

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
Income Tax Expense (Benefit)
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

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests in the unaudited condensed consolidated statements of income is a result of our investments in certain of our consolidated variable interest entities (‘‘VIEs’’) and consists of the portion of the net loss of these consolidated entities that is not attributable to us.

Results of Operations
The following table sets forth operating results for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Revenue from fees	$362,155	$339,887	$1,026,785	$940,305
Other Income
Interest income	28,962	14,918	68,833	33,333
Investment loss, net	(625)	(4,640)	(140)	(7,086)
Total Revenue and Other Income	390,492	350,165	1,095,478	966,552
Production costs	215,701	200,574	611,977	559,122
Technology, data and product development (1)	17,352	18,236	50,640	56,135
Sales and marketing (1)	9,514	14,453	30,733	43,707
General and administrative (1)	35,377	36,944	103,776	123,476
Total Costs and Operating Expenses	277,944	270,207	797,126	782,440
Operating Income	112,548	79,958	298,352	184,112
Gains and (losses) on investments in loans and securities	(43,400)	(19,557)	(123,714)	(62,832)
Other expenses, net	(23,606)	(27,377)	(62,044)	(66,267)
Gains and (losses) from extinguishment of debt	—	(24,961)	1,504	(25,457)
Income Before Income Taxes	45,542	8,063	114,098	29,556
Income tax expense (benefit)	1,054	(15,210)	3,115	(12,772)
Net Income Including Noncontrolling Interests	44,488	23,273	110,983	42,328
Less: Net (loss) income attributable to noncontrolling interests	(5,244)	728	(8,716)	(4,765)
Net Income Attributable to Pagaya Technologies Ltd.	$49,732	$22,545	$119,699	$47,093

Earnings per share attributable to Pagaya Technologies Ltd.’s ordinary shareholders:
Basic	$0.58	$0.27	$1.41	$0.57
Diluted	$0.52	$0.23	$1.30	$0.55
Weighted average shares outstanding:
Basic	83,672,736	78,539,137	83,142,891	77,086,125
Diluted	98,474,463	91,046,530	96,802,502	80,945,983

(1) The following table sets forth share-based compensation for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology, data and product development	$902	$1,243	$3,156	$3,666
Sales and marketing	1,727	5,452	4,842	18,963
General and administrative	5,978	6,887	16,374	22,353
Total	$8,607	$13,582	$24,372	$44,982
Comparison of Three Months Ended September 30, 2026 and 2025

Total Revenue and Other Income

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$362,155	$339,887	$22,268	7%
Interest income	28,962	14,918	14,044	94%
Investment loss, net	(625)	(4,640)	4,015	87%
Total Revenue and Other Income	$390,492	$350,165	$40,327	12%
Total revenue and other income, increased by $40.3 million, or 12%, to $390.5 million for the three months ended September 30, 2026, compared to $350.2 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in revenue from fees and interest income.

Revenue from fees for the three months ended September 30, 2026 increased by $22.3 million, or 7%, to $362.2 million, compared to $339.9 million for the three months ended September 30, 2025. The increase was primarily due to a $14.9 million increase in contract fees, comprised of administration and management fees, to $50.1 million for the three months ended September 30, 2026 from $35.3 million for the three months ended September 30, 2025. The increase in contract fees was primarily driven by an increase in the assets held by securitization vehicles driven by continued business growth. Network AI fees, comprised of AI integration fees and capital markets execution fees, increased by $7.4 million to $312.0 million for the three months ended September 30, 2026 from $304.6 million for the three months ended September 30, 2025. The increase in Network AI fees was primarily driven by improved economics in AI integration fees earned from certain Partners, as well as growth in Network Volume, which increased by 29% to $3.6 billion for the three months ended September 30, 2026 from $2.8 billion for the three months ended September 30, 2025.

Interest income for the three months ended September 30, 2026 increased by $14.0 million, or 94%, to $29.0 million compared to $14.9 million for the three months ended September 30, 2025. The increase in interest income was directly related to our investments in loans and securities, including risk retention holdings and related securities held in our consolidated VIEs, as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Loss Attributable to Noncontrolling Interests.” The increase was primarily the result of a higher average balance in investments in loans and securities, as well as changes in the structure and composition of our asset portfolio toward a greater proportion of cash-yielding senior note tranches of our sponsored securitization transactions.

Investment loss, net for the three months ended September 30, 2026 decreased by $4.0 million to $0.6 million, compared to $4.6 million for the three months ended September 30, 2025, reflecting a less unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Production costs	$215,701	$200,574
Technology, data and product development	17,352	18,236
Sales and marketing	9,514	14,453
General and administrative	35,377	36,944
Total Costs and Operating Expenses	$277,944	$270,207

Production Costs

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production costs	$215,701	$200,574	$15,127	8%
Production costs for the three months ended September 30, 2026 increased by $15.1 million, or 8%, to $215.7 million, compared to $200.6 million for the three months ended September 30, 2025. The increase was due to growth in Network Volume, which increased by 29% to $3.6 billion for the three months ended September 30, 2026 from $2.8 billion for the three months ended September 30, 2025, attributable to continued business growth as well as shifts in the composition of the asset classes and products comprising our Network Volume.

Technology, Data and Product Development

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$17,352	$18,236	$(884)	(5)%

Technology, data and product development costs for the three months ended September 30, 2026 decreased by $0.9 million, or 5%, to $17.4 million, compared to $18.2 million for the three months ended September 30, 2025. The decrease was driven by a $3.2 million decrease in depreciation expenses, net of capitalization. The reduction in depreciation expense was primarily due to an increase in the estimated useful life of internal-use software effective January 1, 2026. This decrease was partially offset by a $1.0 million increase in compensation expenses primarily driven by the appreciation of the Israeli Shekel against the U.S. Dollar and a $0.7 million increase in consultant expenses.

During the three months ended September 30, 2026 and 2025, we capitalized $3.8 million and $3.9 million of software development costs, respectively. Depreciation expense was $2.5 million and $5.8 million during the three months ended September 30, 2026 and 2025, respectively.

Sales and Marketing

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$9,514	$14,453	$(4,939)	(34)%

Sales and marketing costs for the three months ended September 30, 2026 decreased by $4.9 million, or 34%, to $9.5 million, compared to $14.5 million for the three months ended September 30, 2025. The decrease was primarily driven by a $4.1 million decrease in compensation expenses, including share-based compensation, due to lower sales and marketing headcount.

General and Administrative

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
General and administrative	$35,377	$36,944	$(1,567)	(4)%

General and administrative costs for the three months ended September 30, 2026 decreased by $1.6 million, or 4%, to $35.4 million, compared to $36.9 million for the three months ended September 30, 2025. The decrease was primarily driven by a $1.8 million decrease in compensation expenses, including share-based compensation, from lower general and administrative headcount, partially offset by a $0.2 million increase in server cloud expenses.

Gains and (Losses) on Investments in Loans and Securities

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(43,400)	$(19,557)	$(23,843)	(122)%

Losses on investments in loans and securities for the three months ended September 30, 2026 increased by $23.8 million, or 122% to $43.4 million, compared to $19.6 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in credit-related impairment losses on ABS securities. Of the credit-related impairment loss in the current period, $6.5 million is attributable to the noncontrolling interests in certain VIEs and accordingly does not impact net income attributable to Pagaya shareholders.

Other Expense, Net

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(23,606)	$(27,377)	$3,771	14%

Other expense, net for the three months ended September 30, 2026 decreased by $3.8 million, or 14%, to $23.6 million, compared to $27.4 million for the three months ended September 30, 2025. The decrease was primarily driven by a $5.5 million favorable change in fair value of warrant liability, partially offset by a $1.2 million increase in asset reserves compared to the prior-year period.
Gains and (Losses) from Extinguishment of Debt

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) from extinguishment of debt	$—	$(24,961)	$24,961	NM
NM: Not Meaningful

Gain (loss) on extinguishment of debt for the three months ended September 30, 2026 was $0 million, compared to a loss of $25.0 million for the three months ended September 30, 2025. The variance was primarily driven by the $25.0 million loss recognized in the prior-year period associated with the write-off of deferred issuance costs and early prepayment penalties from the full repayment of the outstanding principal balance under the Credit Agreement and secured borrowings, whereas no repurchases or early extinguishments of outstanding debt occurred during the three months ended September 30, 2026, resulting in no gain or loss recognized during the current period.

Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,054	$(15,210)	$16,264	NM

Income tax expense for the three months ended September 30, 2026 was $1.1 million, compared to income tax benefit of $15.2 million for the three months ended September 30, 2025. The change was primarily attributable to an increase in pre-tax income and change in uncertain tax positions, specifically a net decrease in 2025 compared to an increase in 2026.
Net (Loss) Income Attributable to Noncontrolling Interests

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Net (loss) income attributable to noncontrolling interests	$(5,244)	$728	$(5,972)	NM
Net loss attributable to noncontrolling interests for the three months ended September 30, 2026 increased by $6.0 million to $5.2 million, compared to $0.7 million net income attributable noncontrolling interests for the three months ended September 30, 2025. The increase was driven by the net loss generated by our consolidated VIEs associated with investments in asset backed securitizations. This amount represented the net loss of the consolidated VIEs held by other investors in the VIEs for which we have no economic exposure. This amount was primarily driven by $6.5 million of credit-related impairment losses in the current period. For further information regarding credit-related impairment losses, see “—Total Revenue and Other Income” and “—Gains and (Losses) on Investments in Loans and Securities.”
Comparison of Nine Months Ended September 30, 2026 and 2025

Total Revenue and Other Income

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Revenue from fees	$1,026,785	$940,305	$86,480	9%
Interest income	68,833	33,333	35,500	107%
Investment loss, net	(140)	(7,086)	6,946	NM
Total Revenue and Other Income	$1,095,478	$966,552	$128,926	13%
Total revenue and other income for the nine months ended September 30, 2026 increased by $128.9 million, or 13%, to $1,095.5 million, compared to $966.6 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in revenue from fees and interest income.
Revenue from fees for the nine months ended September 30, 2026 increased by $86.5 million, or 9%, to $1,026.8 million, compared to $940.3 million for the nine months ended September 30, 2025. The increase was primarily due to a $53.4 million increase in Network AI fees, comprised of AI integration fees and capital markets execution fees, to $897.4 million for the nine months ended September 30, 2026 from $843.9 million for the nine months ended September 30, 2025. The increase in Network AI fees was primarily driven by improved economics of AI integration fees earned from certain Partners, as well as the growth in Network Volume, which increased by 24% to $9.8 billion for the nine months ended September 30, 2026 from $7.9 billion for the nine months ended September 30, 2025. Contract fees, comprised of administration and management fees, performance fees, and servicing fees, increased by $33.0 million to $129.4 million for the nine months ended September 30, 2026 from $96.4 million for the nine months ended September 30, 2025, reflecting an increase in the quantity and value of loans held by securitization vehicles driven by continued business growth.
Interest income for the nine months ended September 30, 2026 increased by $35.5 million, or 107%, to $68.8 million compared to $33.3 million for the nine months ended September 30, 2025. The increase in interest income was directly related to our investments in loans and securities, including risk retention holdings and related securities held in our consolidated VIEs, as well as certain risk retention holdings held directly by our consolidated subsidiaries. For further information, see “—Net Loss Attributable to Noncontrolling Interests.” The increase was primarily the result of a higher average balance in investments in loans and securities, as well as changes in the structure and composition of our asset portfolio toward a greater proportion of cash-yielding senior note tranches of our sponsored securitization transactions.
Investment loss, net for the nine months ended September 30, 2026 decreased by $6.9 million to $0.1 million, compared to $7.1 million for the nine months ended September 30, 2025, reflecting a less unfavorable impact from the change in valuation of certain proprietary investments.

Costs and Operating Expenses

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Production costs	$611,977	$559,122
Technology, data and product development	50,640	56,135
Sales and marketing	30,733	43,707
General and administrative	103,776	123,476
Total Costs and Operating Expenses	$797,126	$782,440

Production Costs

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production costs	$611,977	$559,122	$52,855	9%
Production costs for the nine months ended September 30, 2026 increased by $52.9 million, or 9%, to $612.0 million, compared to $559.1 million for the nine months ended September 30, 2025. The increase was due to growth in the Network Volume, which increased by 24% to $9.8 billion for the nine months ended September 30, 2026 from $7.9 billion for the nine months ended

September 30, 2025, attributable to continued business growth as well as shifts in the composition of the asset classes comprising our Network Volume.

Technology, Data and Product Development

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Technology, data and product development	$50,640	$56,135	$(5,495)	(10)%

Technology, data and product development costs for the nine months ended September 30, 2026 decreased by $5.5 million, or 10%, to $50.6 million, compared to $56.1 million for the nine months ended September 30, 2025. The decrease was driven by a $9.7 million decrease in depreciation expenses, net of capitalization. The reduction in depreciation expense was primarily due to an increase in the estimated useful life of certain internal-use software effective January 1, 2026. This decrease was partially offset by a $3.0 million increase in compensation expenses primarily driven by the appreciation of the Israeli Shekel against the U.S. Dollar and a $0.9 million increase in consultant expenses.

During the nine months ended September 30, 2026 and 2025, we capitalized $11.3 million and $12.4 million of software development costs, respectively. Depreciation expense was $7.3 million and $18.0 million during the nine months ended September 30, 2026 and 2025, respectively.

Sales and Marketing

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$30,733	$43,707	$(12,974)	(30)%

Sales and marketing costs for the nine months ended September 30, 2026 decreased by $13.0 million, or 30%, to $30.7 million, compared to $43.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $13.4 million decrease in compensation expenses, including share-based compensation, due to lower sales and marketing headcount, partially offset by a $0.6 million increase in amortization of intangible assets.

General and Administrative

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
General and administrative	$103,776	$123,476	$(19,700)	(16)%

General and administrative costs for the nine months ended September 30, 2026 decreased by $19.7 million, or 16%, to $103.8 million, compared to $123.5 million for the nine months ended September 30, 2025. Excluding the impact of a one-time item of $8.8 million in the prior year period, general and administrative expenses decreased by $10.9 million due to a $7.8 million decrease in compensation expenses, including share-based compensation, from lower general and administrative headcounts, and a $3.1 million decrease in miscellaneous expenses.

Gains and (Losses) on Investments in Loans and Securities

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) on investments in loans and securities	$(123,714)	$(62,832)	$(60,882)	(97)%
Losses on investments in loans and securities for the nine months ended September 30, 2026 increased by $60.9 million, or 97%, to $123.7 million, compared to $62.8 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in credit-related impairment losses on ABS securities. Of the credit-related impairment loss in the current period,

$15.2 million is attributable to the noncontrolling interests in certain VIEs and accordingly does not impact net income attributable to Pagaya shareholders.

Other Expense, Net

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Other expense, net	$(62,044)	$(66,267)	$4,223	6%
Other expense, net for the nine months ended September 30, 2026 decreased by $4.2 million, or 6%, to $62.0 million, compared to $66.3 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $4.3 million reduction in interest expenses, a $0.9 million of favorable foreign currency exchange adjustments, a $0.6 million increase in sublease income, and a $0.4 million decrease in fee receivables write-offs. These favorable impacts were partially offset by the absence of a $5.8 million favorable adjustment on the contingent liability associated with the Theorem acquisition recorded in the prior year period.
Gain and (Loss) From Extinguishment of Debt

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Gains and (losses) from extinguishment of debt	$1,504	$(25,457)	$26,961	NM
NM: Not Meaningful

Gain from extinguishment of debt for the nine months ended September 30, 2026 was $1.5 million, compared to a loss of $25.5 million for the nine months ended September 30, 2025. The $1.5 million gain resulted from the repurchase of $7.4 million and $3.8 million of the outstanding 2030 Notes at a price equal to 87.3% and 78.5% of the principal amount in February 2026 and in May 2026, respectively. Whereas, a $25.5 million loss recognized in the prior-year period associated with the write-off of deferred issuance costs and early prepayment penalties from the full repayment of the outstanding principal balance under the Credit Agreement and secured borrowings.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$3,115	$(12,772)	$15,887	124%
Income tax expense for the nine months ended September 30, 2026 was $3.1 million, compared to income tax benefit of $12.8 million for the nine months ended September 30, 2025. The change was primarily attributable to an increase in pre-tax income and change in uncertain tax positions, specifically a net decrease in 2025 compared to an increase in 2026.
Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Net loss attributable to noncontrolling interests	$(8,716)	$(4,765)	$(3,951)	(83)%
Net loss attributable to noncontrolling interests for the nine months ended September 30, 2026 increased by $4.0 million, or 83%, to $8.7 million, compared to $4.8 million for the nine months ended September 30, 2025. The increase was driven by the net loss generated by our consolidated VIEs associated with our risk retention holdings, which represents the net loss of the consolidated VIEs held by other investors in the VIEs for which we have no economic exposure. This amount was primarily driven by $15.2 million of credit-related impairment losses on the risk retention holdings during the current period. For further information regarding credit-related impairment losses, see “—Total Revenue and Other Income” and “—Gains and (Losses) on Investments in Loans and Securities.”

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

FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA
FRLPC, FRLPC %, Adjusted Net Income, and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 are summarized below ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fee Revenue Less Production Cost (FRLPC)	$146,454	$139,313	$414,808	$381,183
Fee Revenue Less Production Costs % (FRLPC %)	4.1%	5.0%	4.2%	4.9%
Adjusted Net Income	$102,458	$92,754	$270,946	$196,567
Adjusted EBITDA	$130,252	$107,038	$347,938	$272,904
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

The following tables present reconciliations of FRLPC and FRLPC % to operating income, and Adjusted Net Income and Adjusted EBITDA to net income (loss) attributable to Pagaya Technologies Ltd., in each case the most directly comparable U.S. GAAP measure ($ in thousands, unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Income	$112,548	$79,958	$298,352	$184,112
Add: Technology, data and product development	17,352	18,236	50,640	56,135
Add: Sales and marketing	9,514	14,453	30,733	43,707
Add: General and administrative	35,377	36,944	103,776	123,476
Less: Interest income	28,962	14,918	68,833	33,333
Less: Investment income (loss), net	(625)	(4,640)	(140)	(7,086)
Fee Revenue Less Production Costs (FRLPC)	$146,454	$139,313	$414,808	$381,183
Network Volume (in millions)	$3,605	$2,802	$9,764	$7,850
Fee Revenue Less Production Costs % (FRLPC %)	4.1%	5.0%	4.2%	4.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income Attributable to Pagaya Technologies Ltd.	$49,732	$22,545	$119,699	$47,093
Adjusted to exclude the following:
Share-based compensation	8,607	13,582	24,372	44,982
Fair value adjustment to contingent liability	—	(418)	—	(5,807)
Fair value adjustment to warrant liability	(567)	4,908	(4,515)	6,486
Impairment loss on certain investments, net	36,932	18,606	111,280	61,204
Write-off of capitalized software and other assets	3,829	2,817	11,276	4,741
Restructuring expenses	—	167	—	1,392
Transaction-related expenses	—	—	—	23
Non-recurring expenses	3,925	30,547	8,834	36,453
Adjusted Net Income	$102,458	$92,754	$270,946	$196,567
Adjusted to exclude the following:
Interest expenses	22,483	21,858	61,843	66,158
Income tax expense (benefit)	1,054	(15,210)	3,115	(12,772)
Depreciation and amortization	4,257	7,636	12,034	22,951
Adjusted EBITDA	$130,252	$107,038	$347,938	$272,904

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, the principal sources of liquidity were cash and cash equivalents, and restricted cash and cash equivalents of $305.6 million and $288.3 million, respectively. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.

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

We expect to fund our operations with existing cash and cash equivalents, cash generated from operations, including cash flows from investments in loans and securities, and additional secured borrowing, including repurchase agreements. We may also raise additional capital, including through borrowings, as described in the section below titled “2025 Revolving Credit Facility” and “Senior Notes” or through the sale or issuance of equity or debt securities. The ownership interest of our shareholders will be, or could be, diluted as a result of sales or issuances of equity or debt securities, and the terms of any such securities may include liquidation or other preferences that adversely affect the rights of our shareholders of Class A Ordinary Shares. We intend to support our liquidity and capital position by pursuing diversified sources of financing, including debt financing, secured borrowing, or equity financing. The rates, terms, covenants and availability of such additional financing are not guaranteed and will be dependent on not only macro-economic factors, but also on factors such as our results of our operations and the returns generated by loans originated with the assistance of our AI technology.

Additional debt financing, such as secured or unsecured borrowings, including repurchase agreements, credit facilities or corporate bonds, and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, we will receive the proceeds from any exercise of any public warrants in cash. Each public warrant that was issued and exchanged for each EJFA Private Placement Warrant in the merger of Rigel Merger Sub Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Pagaya, with and into EJF Acquisition Corp (“EJFA”), as contemplated by the EJFA Merger Agreement (“EJFA Merger”). EJFA Merger entitles the holder thereof to purchase one Class A Ordinary Share at a price of $138 per share (as adjusted for the 1-for-12 reverse share split).Following the 1-for-12 reverse share split effective March 2024, each warrant entitles holder to purchase 1/12 of a Class A Ordinary Share (or equivalently, 12 warrants are required to obtain 1 Class A Ordinary Share). The aggregate amount of proceeds could be up to $169.6 million if all such warrants are exercised for cash. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity.

As of October 30, 2026, the price of our Class A Ordinary Shares was $19.23 per share. We believe the likelihood that warrant holders will exercise their public warrants that were issued in the EJFA Merger, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of Class A Ordinary Shares. If the market price for our Class A Ordinary Shares is less than $138 per share, we believe warrant holders will be unlikely to exercise on a cash basis their public warrants that were issued in the EJFA Merger. To the extent the public warrants are exercised by warrant holders, ownership interests of our shareholders will be diluted as a result of such issuances. Moreover, the resale of Class A Ordinary Shares issuable upon the exercise of such warrants, or the perception of such sales, may cause the market price of our Class A Ordinary Shares to decline and impact our ability to raise additional financing on favorable terms.

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

The following table presents the carrying value (fair value) of our investments in loans and securities as of September 30, 2026 and December 31, 2025 distinguishing between our Risk Retention Holdings and Additional Investments (in thousands):

	September 30,	December 31,
	2026	2025
Risk Retention Holdings
Notes	$108,475	$99,640
Certificates	402,382	404,618
Total Risk Retention Holdings	$510,857	$504,258

Additional Investments
Notes	$430,690	$308,551
Certificates	136,551	127,882
Loans	22,734	4,578
Total Additional Investments	$589,975	$441,011

Total Investments in Loans and Securities	$1,100,832	$945,269

As of September 30, 2026 and December 31, 2025, our total Risk Retention Holdings were $510.9 million and $504.3 million, and represented approximately 46% and 53% of total investments in loans and securities, respectively. As of September 30, 2026 and December 31, 2025, our total Additional Investments were $590.0 million and $441.0 million, and represented approximately 54% and 47% of total investments in loans and securities, respectively. Total Additional Investments increased by $149.0 million as of September 30, 2026 compared to December 31, 2025.

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

Warehouse Facility

In September 2026 we entered into a $0.7 billion variable funding note warehouse facility. This Financing Vehicle will acquire eligible Partner-originated loans which are financed primarily through senior notes purchased by unaffiliated investors. This VFN trust is not consolidated on our balance sheet. Our related liquidity needs primarily relate to funding and carrying the residual certificates. Senior note borrowings are obligations of the applicable trust and are non-recourse to us, other than limited contractual support obligations. Our funding requirement depends on collateral eligibility, advance rates, concentration limits and other customary borrowing conditions. For additional information, see Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$166,937	$158,823
Net cash used in investing activities	$(263,198)	$(209,531)
Net cash provided by financing activities	$112,330	$86,910
Operating Activities

Our primary uses of cash in operating activities are for the ordinary course of business, with the primary use related to employee and personnel-related expenses. As of September 30, 2026, we had 503 employees (221 in the U.S. and 282 in Israel) compared to 531 employees (260 in the U.S. and 271 in Israel) on September 30, 2025.
For the nine months ended September 30, 2026, net cash provided by operating activities increased by $8.1 million to $166.9 million, compared to $158.8 million for the nine months ended September 30, 2025. This reflects net income including noncontrolling interests of $111.0 million, adjusted for non-cash charges of $180.7 million, and net cash outflows of $124.7 million from changes in our operating assets and liabilities.

Non-cash charges during nine months ended September 30, 2026 primarily consisted of (1) impairment losses on investments in loans and securities, which increased by $53.7 million compared to the same period in 2025, primarily driven by changes in the fair value of investments in loans and securities as a result of fluctuations in key inputs to the discounted cash flow models used to determine fair value, of which $15.2 million is not attributable to Pagaya, but rather attributable to the VIEs noncontrolling interests, (2) amortization of deferred costs, which increased by $11.3 million compared to same period in 2025, (3) share-based compensation, which decreased by $20.6 million compared to the same period in 2025, (4) losses from extinguishment of debt, which decreased by $20.1 million, driven by the repurchase of $7.4 million and $3.8 million of the outstanding 2030 Notes at 87.3% and 78.5% of par value in February 2026 and May 2026, respectively. In comparison, the prior period reflected a one-time loss on extinguishment of debt associated with the write-off of deferred issuance costs and early payment penalties incurred upon the full repayment of principal under our Credit Agreement, (5) fair value adjustment to warrant liability, which decreased by $11.0 million compared to the same period in 2025, driven by changes in the market price of our Class A Ordinary Shares, and (6) depreciation and amortization, which decreased by $10.9 million compared to the same period in 2025, primarily from capitalized software.

For the nine months ended September 30, 2026, net cash flows resulting from changes in operating assets and liabilities decreased by $61.6 million to net cash outflows of $124.7 million, compared to net cash outflows of $63.2 million for the nine months ended September 30, 2025.
Investing Activities

Our primary uses of cash in investing activities are the purchase of Risk Retention Holdings and Additional Investments.

For the nine months ended September 30, 2026, net cash used in investing activities increased by $53.7 million to $263.2 million, compared to $209.5 million for the nine months ended September 30, 2025, primarily driven by purchases of Risk Retention Holdings and Additional Investments. Purchases of Risk Retention Holdings and Additional Investments during the nine months ended September 30, 2026 totaled $783.0 million, an increase of $421.9 million compared to the same period in 2025. This cash outflow was partially offset by proceeds received from existing Risk Retention Holdings and Additional Investments, which totaled $530.2 million during the nine months ended September 30, 2026, an increase of $352.0 million compared to the same period in 2025.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities increased by $25.4 million to $112.3 million, compared to $86.9 million for the nine months ended September 30, 2025. The current period financing cash inflows were primarily comprised of $324.6 million of proceeds from secured borrowings and $139.7 million of proceeds drawn on the revolving credit facility, partially offset by $206.1 million of repayments on secured borrowings, $114.7 million of repayments on the revolving credit facility, $23.6 million of distributions to noncontrolling interests, and $9.5 million of repurchases of the 2030 Notes.

The year-over-year increase in financing cash flows was primarily driven by an increase in net proceeds from secured borrowings and revolving credit facilities and lower borrowings repayments, partially offset by an absence of proceeds from long-term debt. Repayments of long-term debt decreased by $338.2 million to $9.5 million for 2026 from $347.6 million in 2025, and payments on secured borrowings decreased by $104.7 million to $206.1 million from $310.8 million. Additionally, proceeds from secured borrowings increased by $61.1 million, and the Company received net proceeds of $25.0 million under its revolving credit facility during 2026, with no comparable borrowings in 2025. These favorable impacts were partially offset by the absence of $500.0 million in proceeds from long-term debt received in 2025. These proceeds were a result of the Company’s ongoing strategy to optimize its capital structure by reducing higher-cost debt and extending debt maturities.
Indebtedness

Borrowings as of September 30, 2026 primarily includes revolving credit facility, long-term debt, secured borrowings, and exchangeable notes. A detailed description of each of our borrowing arrangements is included in Note 6 Borrowing in the notes to the condensed consolidated financial statements.

2025 Revolving Credit Facility

On October 1, 2025, the Company refinanced its revolving credit facility by way of terminating its prior credit agreement and entering into a new three-year revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of financial institutions. The 2025 Revolving Credit Facility provides a committed borrowing capacity of $132 million. Borrowings under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a base rate (determined based on the prime rate and subject to 1.00% floor) plus a margin of 2.50% and (ii) an adjusted term SOFR (subject to 1.00% floor) plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the 2025 Revolving Credit Facility at a rate per annum of 0.25% and is payable quarterly in arrears. The terms and conditions of the 2025 Revolving Credit Facility include customary covenants and restrictions. As of September 30, 2026, the Company had $25.0 million in borrowings outstanding.

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

As of September 30, 2026, after deducting $9.5 million in unamortized issuance costs, the net carrying amount of the 2030 Notes was $472.3 million, which is recorded within long-term debt on the unaudited condensed consolidated balance sheets.

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

Additionally, in June 2025, Pagaya Structured Products LLC entered into a 30-month Accrued Loan Purchasing Fee Receivables Facility (the “ALPF Facility”) with a maximum principal amount of $65 million to finance certain eligible receivables from sponsored securitization transactions. In July 2026, the Company entered into an Amendment to its ALPF Facility with the lender, which increased the aggregate borrowing commitment from $65 million to $100 million. Pursuant to the amendment, the revolving period end date was extended from June 11, 2027, to July 16, 2028, and the scheduled maturity date was extended from December 11, 2027, to January 16, 2029. Borrowings under the CIA Facility bear interest at a rate per annum equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) (subject to a 1.00% floor) plus a margin of 4.00%, while borrowings under the ALPF Facility bear interest at a rate per annum equal to the adjusted term SOFR (subject to a 1.00% floor) plus a margin of 1.9%. As of September 30, 2026 and December 31, 2025, the combined outstanding principal balance under the CIA Facility and ALPF Facility was $126.7 million and $86.6 million respectively, which is recorded within secured borrowing on the unaudited condensed consolidated balance sheets.

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

For further information, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations, Commitments and Contingencies
From time to time, the Company enters into purchase commitments with our third-party cloud computing web services providers. As of September 30, 2026, the total remaining contractual obligations from these purchase commitments are approximately $7.7 million, of which $6.9 million is for the next 12 months. The Company may pay more than the minimum purchase commitment based on usage. Additionally, the Company has contractual obligations related to its lease for corporate office space. During the normal course of business, we enter into certain lease contracts with lease terms through 2032. As of September 30, 2026, the total remaining contractual obligations are approximately $35.9 million, of which $7.6 million is for the next 12 months. Refer to Note 9, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details regarding when these obligations are due.
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

As of September 30, 2026, there have been no known events or circumstances that have resulted in a material indemnification liability and the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. For certain contracts meeting the definition of a guarantee or a derivative, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As of September 30, 2026, the unfunded maximum potential amount of undiscounted future payments the Company could be required to make under these guarantees totaled $143.0 million. Additionally, in accordance with the guarantee contracts, the Company is required to fund segregated cash balances to provide protection in the event the Company is not able to meet its contractual commitments. As of September 30, 2026, $48.6 million has been segregated and recognized within restricted cash on the unaudited condensed consolidated balance sheet in accordance with these contractual requirements.
For a discussion of our long-term debt obligations and operating lease obligations as of September 30, 2026, refer to Note 6, “Borrowings,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 14, “Leases,” to the consolidated financial statements included in the 2025 Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities with unconsolidated VIEs, including our sponsored securitization vehicles and warehouse facilities, which we may contractually administer. For ABS securitizations, we retain at least 5% of the credit risk of the securities issued by sponsored securitization vehicles to comply with risk retention regulatory requirements. From time to time, we may, but are not obligated to, purchase assets from the Financing Vehicles. Such purchases could expose us to loss. For additional information, refer to Note 5, “Consolidation and Variable Interest Entities,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates

Our significant accounting policies and their effect on our financial condition and results of operations are more fully described in our audited consolidated financial statements included in the 2025 Annual Report on Form 10-K. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2, “Summary of Significant Accounting Policies,” to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2026.

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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions, the most significant of which is expected credit losses. Accordingly, these instruments are sensitive to changes in credit risk. As of September 30, 2026 and December 31, 2025, we were exposed to credit risk on $1,101 million and $945 million, respectively, of investments in loans and securities held on our unaudited condensed consolidated balance sheets, with $1,057 million and $871 million, respectively, representing net exposure exclusive of non-controlling interests. We monitor our portfolio risk through internal monitoring as well as competitor and market assessments, reviewing macro-economic trends, and associated stress testing. Loans and related risk retention securities are monitored throughout the entire lifecycle. This risk monitoring framework provides timely and actionable feedback on managing credit risk exposures.

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of September 30, 2026 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	September 30, 2026
Credit loss rate increase of 100 basis points	$(149.0)
Credit loss rate decrease of 100 basis points	$144.7

These scenarios illustrate a hypothetical, instantaneous shift in the value of our investments in loans and securities and do not represent management's performance expectations. As of September 30, 2026, our portfolio is comprised of 49% ABS securitization notes and 49% ABS residual certificates. Of the current portfolio of investments, 45% was originated in 2026, 33% in 2025, 12% in 2024 and 10% in 2023 and prior. We would normally expect more seasoned vintages and more senior investments to be less impacted by changes in credit loss rates. To manage this risk, management integrates these sensitivities into our continuous portfolio monitoring and stress-testing framework, ensuring our operations and capital structure remains resilient to such fluctuations.

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

The following table summarizes the potential effect that changes in estimates would have on the fair value of our investments in loans and securities as of September 30, 2026 given a hypothetical change in significant unobservable inputs (in millions):

Change in Fair Value
Basis point change scenario	September 30, 2026
Discount rate increase of 100 basis points	$(17.1)
Discount rate decrease of 100 basis points	$18.0

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Plans or other Arrangements

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, three officers or directors entered into a new 10b5-1 trading arrangement, and one officer or director terminated a prior 10b5-1 trading arrangement.

On August 11, 2026, Dan Petrozzo, a director, adopted a new 10b5-1 plan with an end date of November 20, 2027, to sell up to an aggregate of 36,446 shares.

On August 11, 2026, Jonathan Dobres, the Company’s Chief Financial Officer, adopted a new 10b5-1 plan with an end date of June 30, 2028, to sell up to an aggregate of 57,093 shares.

On August 24, 2026, Gal Krubiner, a director and the Company’s Chief Executive Officer, terminated his prior 10b5-1 Plan, dated June 5, 2026, with an end date of December 31, 2026, to sell up to an aggregate of 350,000 shares. No sales occurred under the prior plan. On September 16, 2026, Mr. Krubiner entered into a new 10b5-1 plan with an end date of March 7, 2027, to sell up to an aggregate of 350,000 shares.

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

PAGAYA TECHNOLOGIES LTD.

Date: November 2, 2026	By:	/s/ Gal Krubiner
	Name:	Gal Krubiner
	Title:	Chief Executive Officer

Date: November 2, 2026	By:	/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer